Form 10-Q
period 1996-03-31
CUMBERLAND FARMS INC
filed 1996-05-15
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31, 1996
                                      --------------

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from           to
                                --------    --------

                         Commission file number 33-95962
                                                --------

                             Cumberland Farms, Inc.
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                                   04-2843586
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                       777 Dedham Street, Canton, MA 02021
                       -----------------------------------
                    (Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 828-4900
                                                   --------------

     Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes /X/    No / /


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 1, 1995, the outstanding shares of each class of the Registrant's common stock was as follows:

                  Class A Stock     8 shares
                  Class B Stock     121,014 shares

     (Neither class of stock is registered under the Securities Act of 1933, as amended.)

                                      INDEX

                             CUMBERLAND FARMS, INC.


PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Balance Sheets - March 31, 1996 and September
                  30, 1995

                  Condensed Statements of Operations - For the Three Months and Six Months Ended March 31, 1996 and 1995.

                  Condensed Statements of Retained Earnings - For the Three Months and Six Months Ended March 31, 1996 and 1995

                  Condensed Statements of Cash Flows - For the Three Months Ended and Six Months Ended March 31, 1996 and 1995

                  Notes to Condensed Financial Statements - March 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


SIGNATURES

                             CUMBERLAND FARMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (000'S OMITTED)
                                                             MARCH 31,     SEPTEMBER 30,
                                                               1996           1995
                                                           -----------      ---------
ASSETS                                                     (UNAUDITED)      (AUDITED)
Current Assets:
            Cash                                             $ 17,731       $ 30,016
            Accounts receivable, net                           19,956         19,081
            Inventories, at FIFO cost                          59,152         59,161
               Less: adjustment to LIFO cost                   27,382         27,382
                                                             --------       --------
                       Net inventories                         31,770         31,779
            Prepaid insurance                                     978          2,500
            Other current assets                                7,558          8,338
                                                             --------       --------
Total current assets                                           77,993         91,714

Net property and equipment                                    219,601        219,300
Investment in Gulf Oil L.P. (Note 2)                           31,361         31,240
Prepaid insurance                                               1,947          6,365
Other assets, net                                              13,121         13,808
                                                             --------       --------
                                                             $344,023       $362,427
                                                             ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
            Current portion of long-term debt                $ 12,837       $ 17,604
            Accounts payable                                   36,944         39,329
            Other accrued expenses                             25,561         24,077
                                                             --------       --------
Total current liabilities                                      75,342         81,011

Long-term debt                                                223,732        236,661
Deferred credits and other liabilities                         20,074         18,681
                                                             --------       --------
Total liabilities                                             319,148        336,353

Commitments & contingencies
Stockholders' equity:
            Common stock:
              Class A Voting, $1 par value; 8 shares
                authorized, issued and outstanding
              Class B Non-voting, $1 par value;
                121,014 shares authorized, issued
                and outstanding                                   121            121
            Additional paid in capital                          8,617          8,617
            Minimum pension liability                          (1,515)        (1,515)
            Retained earnings                                  17,652         18,851
                                                             --------       --------
Total stockholders' equity                                     24,875         26,074
                                                             --------       --------
                                                             $344,023       $362,427
                                                             ========       ========

Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                       QUARTER ENDED            SIX MONTHS ENDED
                                                         MARCH 31,                 MARCH 31,

                                                    1996          1995         1996        1995
                                                  ----------------------     --------------------
Income:
     Revenues (see Note below)                    $321,254      $303,879     $654,727    $624,744

     Equity in earnings of Gulf Oil L.P.               958           607        1,071       8,365

     Gains on sales of property and equipment        4,089         3,593        5,982       5,574

                                                  ----------------------     --------------------
           Total income                            326,301       308,079      661,780     638,683

Costs and expenses:
     Cost of sales                                 249,088       232,477      502,586     473,352

     Operating expenses                             67,906        65,525      132,977     130,839

     Depreciation                                    4,758         3,920        9,174       7,701

                                                  ----------------------     --------------------
           Total costs & expenses                  321,752       301,922      644,737     611,892
                                                  ----------------------     --------------------

Operating income                                     4,549         6,157       17,043      26,791

Interest expense                                     5,571         6,311       11,384      12,861
                                                  ----------------------     --------------------

Income (loss) before taxes                          (1,022)         (154)       5,659      13,931

State income taxes                                     (76)            0          359           0
                                                  ----------------------     --------------------

Net income (loss)                                 $   (946)    $    (154)    $  5,300    $ 13,931
                                                  ======================     ====================


           Note: Excise taxes approximating $57,096 and $55,167 collected from customers on retail gasoline and cigarette revenues are included in Sales and Cost of Sales for the three months ended March 31, 1996 and 1995 respectively, while $117,246 and $111,513 was collected for the six months ended March 31, 1996 and 1995 respectively.


           See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.

               CONDENSED STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                        March 31,
                                                                  1996           1995
                                                                 -----------------------
                                                                     (000's omitted)

Retained earnings (deficit) beginning of period                  $18,851       $(13,231)

     Net income                                                    5,300         13,931

     Distributions to shareholders                                (6,500)        (2,719)
                                                                 -------       --------

Retained earnings (deficit) end of period                        $17,652       $ (2,019)
                                                                 =======       ========

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              1996          1995
                                                            ---------------------
OPERATING ACTIVITIES                                          (000'S omitted)
- - --------------------
     Net income                                             $  5,300     $ 13,931
     Changes not affecting cash:
           Depreciation and amortization                       9,174        7,701
           Gains on sales of property & equipment             (5,982)      (5,574)
           Equity in earnings of Gulf Oil L.P.                (1,071)      (8,365)
           Distribution of earnings by Gulf Oil L.P.             950        2,800
           Changes in assets & liabilities                     7,272        2,977
                                                            --------     --------
Net cash provided by operating activities                     15,643       13,472
                                                            --------     --------

INVESTING ACTIVITIES
- - --------------------
           Additions to property and equipment               (14,478)     (10,730)
           Proceeds from sales of property and equipment      10,745       10,692
                                                            --------     --------
Net cash (used) by investing activities                       (3,732)         (39)
                                                            --------     --------


FINANCING ACTIVITIES
- - --------------------
           Payments of debt                                  (17,695)     (11,277)
           Distributions to shareholders                      (6,500)      (2,719)
                                                            --------     --------
Net cash (used) by financing activities                      (24,196)     (13,996)
                                                            --------     --------

NET (DECREASE) IN CASH                                       (12,285)        (563)

CASH AT BEGINNING OF PERIOD                                   30,016        9,125
                                                            --------     --------

CASH AT END OF PERIOD                                       $ 17,731     $  8,562
                                                            ========     ========


See notes to condensed financial statements

                             CUMBERLAND FARMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 1996

Note 1 - Basis of Presentation
- - ------------------------------

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.

Operating results for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended September 30, 1996. For further information, refer to the audited financial statements and footnotes thereto for the year ended September 30, 1995.

Note 2 - Joint Venture Investment
- - ---------------------------------

The Company has a 66 2/3% investment in Gulf Oil L.P. and accounts for its investment using the equity method. As of March 31, 1996, the Company's investment in Gulf Oil L.P. amounted to $31,361, which represents the Company's cost plus its equity in the earnings of Gulf Oil L.P. less distributions received from Gulf Oil L.P. Shown below is unaudited condensed financial information relative to the Joint Venture.

The following summarizes the income statements of the Gulf Oil L.P.:

                            Three months ended             Six Months ended
                                  March 31,                    March 31,
                              (000's Omitted)               (000's Omitted)
                            1996           1995          1996           1995
                         -----------------------       -----------------------

Net Sales                $482,813       $486,868       $897,217       $924,710
Gross Margin                9,399          8,728         16,950         28,553
Operating Expenses          7,105          6,156         13,417         12,855
Interest Expense              856          1,660          1,926          3,149
Net Income                  1,438            912          1,607         12,549

Equity in Net
Income of Gulf
Oil L.P.                 $    958       $    607       $  1,071       $  8,365

Note 3 - Income Taxes
- - ---------------------

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination.


Note 4 - Contingencies
- - ----------------------

There were no material changes during the quarter ended March 31, 1996, except as described in Part II, Item 1, Legal Proceedings included elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

         The following table summarizes the results of operations for the three and six months ended March 31, 1996 and 1995, which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1996. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.


                                           QUARTER ENDED                          SIX MONTHS ENDED
                                             MARCH 31,        % INCREASE           MARCH 31,        % INCREASE
                                        1996         1995     (DECREASE)        1996         1995    (DECREASE)
                                        ----         ----     ----------        ----         ----    ----------
                        (in thousands except ratios and gross profit per gallon information)

STATEMENT OF OPERATIONS DATA

REVENUES

  Retail revenues                     $251,975      $244,168     3.2 %        $514,915      $500,852     2.8 %
  Other income                           5,186         5,388    (3.7)%          10,424        10,781    (3.3)%
                                      --------      --------   -----          --------      --------   -----
    Total                              257,161       249,556     3.0 %         525,339       511,633     2.7 %

  Equity in earnings of
    Gulf Oil L.P.                          958           607    57.8 %           1,071         8,365   (87.2)%
  Gains on sales of
    property and equipment               4,089         3,593    13.8 %           5,982         5,574     7.3 %
                                      --------      --------   -----          --------      --------   -----
    Total                              262,208       253,756     3.3 %         532,392       525,572     1.3 %

Wholesale revenues                      64,093        54,323    18.0 %         129,388       113,111    14.4 %
                                      --------      --------   -----          --------      --------   -----
Total revenues                         326,301       308,079     5.9 %         661,780       638,683     3.6 %
                                      --------      --------   -----          --------      --------   -----
Costs and expenses
   Cost of sales                       249,088       232,477     7.1 %         502,586       473,352     6.2 %
   Operating expenses                   67,906        65,525     3.6 %         132,977       130,839     1.6 %
   Depreciation and amortization         4,758         3,920    21.4 %           9,174         7,701    19.1 %
                                      --------      --------   -----          --------      --------   -----
    Total                              321,752       301,922     6.6 %         644,737       611,892     5.4 %
                                      --------      --------   -----          --------      --------   -----
Operating Income                      $  4,549      $  6,157   (26.1)%        $ 17,043      $ 26,791   (36.4)%
                                      ========      ========   =====          ========      ========   =====
OTHER OPERATING DATA

Merchandise gross profit              $ 35,026      $ 33,212     5.5 %        $ 71,243     $ 69,185      3.0 %

Merchandise gross profit
  as a percentage of sales                30.5%         29.4%                     30.4%        29.6%

Gasoline gallons sold                  116,949       112,942     3.5 %         240,539      228,393      5.3 %
Gasoline gross profit                 $ 12,686      $ 13,638    (7.0)%        $ 29,484     $ 31,903     (7.6)%
Gasoline gross profit
  cents per gallon                        10.8          12.1   (10.7)%            12.3         14.0    (12.1)%

Operating income before
  depreciation and amortization
  as a percentage of total
  revenues                                 1.6%          2.2%                      3.1%         4.6%

Operating income as a
  percentage of total revenues             0.1%          0.8%                      1.7%         3.4%

Comparable average store and
  station data:

  Merchandise sales growth                 1.4%          4.2%                      0.4%         4.2%
  Gasoline gallons sold                    3.5%         10.0%                      5.4%         8.9%


THREE MONTHS ENDED MARCH 31, 1996 VERSUS MARCH 31, 1995

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $114.3 million for the three months ended March 31, 1996 an increase of $1.6 million or 1.4%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, increased from 29.4% to 30.5%

Retail gasoline sales were $137.6 million, an increase of $6.2 million, or 4.7% over the prior year. Gasoline gallon sales were 116.9 million, an increase of
4.0 million gallons, or 3.5% over the prior year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 10.8(cents) decreased 1.3(cents) or 10.7% from the prior year principally due to an increase in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The increase in earnings from $.6 million in the quarter ended March 31, 1995 to $1.0 million for the 1996 quarter, resulted primarily from slightly higher margins achieved by Gulf Oil L.P. in the 1996 quarter.

Gains on sales of property increased over the prior year. Twenty-five properties were sold during the three months ended March 31, 1996, compared to twenty-eight sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $35.5 million, an increase of $10.0 million or 39.2 % over the prior year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $28.6 million, a decrease of $.2 million, or
 .7% from the prior year. The decrease results primarily from fewer lessee dealer locations.

Cost of sales for the quarter ended March 31, 1996 increased over the prior year as a result of increases in product costs and volume sold in the gasoline operations. Operating expenses increased from the prior year as a result of increases in payroll and expenses incurred due to the severity of the weather in the second quarter. Depreciation and amortization increased as a result of capital expenditures during the prior year.

Interest expense decreased from the prior year principally due to lower debt.

SIX MONTHS ENDED MARCH 31, 1996 VERSUS MARCH 31, 1995

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $233.5 million for the six months ended March 31, 1996 an increase of $.9 million or .4%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, increased from 29.6% to 30.4%

Retail gasoline sales were $281.4 million, an increase of $13.2 million, or 4.9% over the prior year. Gasoline gallon sales were 240.5 million, an increase of
12.1 million gallons, or 5.3% over the prior year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 12.3(cents) decreased 1.7(cents) or 12.1% from the prior year principally due to an increase in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in earnings from $8.4 million for the six months ended March 31, 1995 to $1.1 million this year resulted primarily from unusually high margins achieved by Gulf Oil L.P. in the first quarter of fiscal year 1995.

Gains on sales of property increased slightly over the prior year. Thirty-seven properties were sold during the six months ended March 31, 1996, compared to forty-four sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $70.1 million, an increase of $18.9 million or 36.9 % over the prior year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $59.3 million, a decrease of $2.7 million, or 4.4% from the prior year. The decrease results primarily from fewer lessee dealer locations.

Cost of sales for the six months ended March 31, 1996 increased over the prior year as a result of increases in product costs and volume sold in the gasoline operations. Operating expenses increased from the prior year as a result of increases in payroll and expenses incurred due to the severity of the weather in the second quarter. Depreciation and amortization increased as a result of capital expenditures during the prior year.

Interest expense decreased from the prior year principally due to lower debt as compared to the prior year.

The Company's operating income for the six months ended March 31, 1996 was approximately $17.0 million as compared to approximately $26.8 million for the six months ended March 31, 1995. The principal reasons for the decline were the decrease in the earnings of Gulf Oil L.P. and increases in operating expenses and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial operating cash flow because most of its revenues are received in cash. Based on current projections, the Company believes that the amount of cash generated from operations, together with proceeds from anticipated property sales will be sufficient to meet its current and long-term obligations and future capital expenditure requirements. Notwithstanding satisfactory operating results since emergence from Bankruptcy, the Company remains highly leveraged and its cash available to meet debt obligations and capital expenditures, although adequate, continues to be limited. In addition, because the Company does not have a working capital line, the Company remains dependent on its asset disposition program to fund cash shortfalls. Substantially all net proceeds from asset sales are utilized to pay secured debt. There can be no assurance that the Company's business will continue to generate income at or above current projections. Moreover, the Company's ability to generate sufficient funds to meet its obligations is dependent upon future economic conditions, general business and industry performance and other matters, many of which are beyond the control of the Company and which cannot be predicted at this time. If the Company is unable to generate sufficient income from operations and proceeds from property sales to service its debt requirements, including various required target payments, and make necessary capital expenditures, the Company may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that any such refinancing would be possible or that additional financing could be achieved. Moreover, refinancing may not be a viable option or may be viable only with credit enhancement or overcollateralization. The commitment for a working capital line of credit referred to in Note 7 to the Company's audited financial statements for the year ended September 30, 1995 and in Management's Discussion and Analysis for the quarter ended December 31, 1995 was terminated by the lender in March 1996. Although discussions with the lender have been resumed, there can be no assurance that any financing will be consummated.

Among those obligations and capital expenditures that now, or in the future may, require significant commitments of the Company's available cash are (i) debt service, including principal repayment and Target Payments under the Company's restructured indebtedness, (ii) insurance coverage for worker's compensation and general and automobile liability claims, (iii) costs associated with environmental compliance, (iv) payments to meet certain tax obligations of the Company's shareholders and (v) the Company's potential response to the Put or exercise of the Call with respect to its partners' partnership interests in Gulf Oil L.P. Those items are discussed below.

DEBT SERVICE

The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of December 30, 1993, the Effective Date of the Plan, the Company had total indebtedness of approximately $371 million which has been reduced to approximately $319 million as of March 31, 1996. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments, including the Indentures, contain cross-default provisions.

Certain of the Company's credit agreements require the Company to make Target Payments of the outstanding principal amount due each year from the sales proceeds of certain designated mortgaged properties. The Company's remaining Target Payments with its Target Payment Lenders aggregated approximately $9.0 million as of March 31, 1996. Remaining Target Payments for the next four fiscal years are estimated to be $2.5, $2.3, $2.3 and $1.0 million, respectively, and $1.6 million thereafter. Aggregate cash requirements for fiscal 1996 are estimated to be $71 million, including an estimated approximately $7.9 million in Target Payments, of which $5.4 million was paid from September 30, 1995 to March 31, 1996. The funding for such anticipated cash requirements is expected to be provided from earnings of the Company, cash dividends from Gulf Oil L.P. and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

During the six month periods ended March 31, 1996 and 1995, the Company raised $10.7 million in each period, from its asset disposition program. Proceeds from asset dispositions for the fiscal year ended September 30, 1996 are estimated to be $18.5 million. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

To date, the Company has generated adequate cash flow from its asset disposition program and operations to meet its cash flow needs. The Company expects to generate approximately $18.5 million from its asset disposition program during fiscal 1996 by selling between 55 and 65 properties. The properties anticipated to be sold consist of vacant lots, closed locations, underperforming locations based on a profit-per-store analysis, and properties located in market areas where the Company has decided to reduce or eliminate its presence. The objective of the asset disposition program has been to increase capital resources and liquidity and improve operations by retaining the better-performing properties of the Company. The Company's asset disposition program has contemplated disposal, in most instances, of non-performing or under-performing properties and accordingly has not had, nor is the program expected to have an adverse effect on the Company's historical or future results of operations. Although the Company believes that, to date, the asset disposition program has been beneficial and has both accelerated debt repayment and contributed to the improvement in average store sales per week, the asset disposition program could in the future adversely affect the Company's results of operations if, in order to meet its cash flow needs or make required Target Payments, the Company found it necessary to sell properties it did not wish to and would not otherwise sell.

INSURANCE PROGRAM

The Company's insurance program requires a high degree of risk assumption as a result of the high deductibles under its workers' compensation, general liability and automobile liability insurance policies. The insurance company providing these coverages requires the Company to provide letters of credit or other collateral in amounts estimated to be sufficient to pay claims. Because the Company has no working capital facility, the Company must provide cash equal to the approximate face value of the letters of credit as collateral. The Company uses working capital to pay claims as they are settled which, in turn, reduces the letters of credit and the collateral requirements. Of these letters of credit, $8.0 million secure up to $16.0 million of bonds for purchase of raw milk and taxes on motor fuel, cigarettes and alcoholic beverages, and $15.4 million secure the actuarial value of unpaid claims and the estimated actuarial value of claims which may occur through April 1, 1996. The Company has collateralized 25% of its obligations for the estimated actuarial value of claims by pledging real properties for which the Company was able to reduce its letters of credit and bring approximately $5.6 million in cash back to the Company. If the Company's actual liability exceeds the actuarially determined amounts, the Company would be obligated to pay such excess and would likely be required to post higher letters of credit thereafter. Such payments and increased letters of credit requirements could have a material adverse affect on the cash flow and profitability of the Company.

ENVIRONMENTAL COMPLIANCE

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, particularly the comprehensive regulatory programs governing underground storage tank systems ("USTs") used in its operations. In addition, the Company had operating expenses for assessment and remediation activities in connection with releases into the environment of gasoline or other regulated substances from USTs at the Company's current or former gasoline facilities, including various of the properties securing the Notes, a portion of which expenses were reimbursed from state trust fund programs. Due to the nature of releases, the actual costs incurred may vary from the Company's estimates, and the ongoing costs of assessment and remediation activities may vary from year to year.

In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 73% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 280 more USTs require upgrading or replacement by December 22, 1998. The Company estimates that it will make aggregate capital expenditures of approximately $48.7 million through fiscal year 1999 to comply with upgrading and other UST regulatory requirements and to enhance its gasoline business. The actual costs incurred may vary substantially from these estimates.

The Company also incurs certain ongoing environmental costs associated with the operations of its plants. Among other things, the large quantities of ammonia used by the fluid milk plants and the wastewater treatment facilities and waste oil burners located at the plants are subject to federal, state and local regulations. In addition, the Company may also, from time to time, incur liability as a result of contamination associated with the operation of the plants.

TAX DISTRIBUTIONS TO SHAREHOLDERS

The Company has negotiated a full settlement with the Internal Revenue Service for the audit of fiscal years ended September 30, 1988 to 1991. In the quarter ended March 31, 1996 the shareholders received a distribution of approximately $2.7 million for payment of their estimated income taxes for the fiscal year ended September 30, 1995, bringing the total tax distributions for the year to $6.5 million.

GULF OIL L.P.

In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil L.P.

The Company's equity in the earnings of Gulf Oil L.P. was approximately $1.1 million and $8.4 million for the six months ended March 31, 1996 and 1995 respectively. The management of Gulf Oil L.P. has advised the Company that it believes its operations will improve for the remainder of the fiscal year. However, its earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil L.P. will generate earnings consistent with prior year's levels.

Although the Partnership Agreement of Gulf Oil L.P. provides for certain distributions to partners, such distributions are subject to restrictive covenants in Gulf Oil L.P.'s agreements with its lenders, which permit distributions only for tax payments and only if no defaults exist. As a result, the Company currently receives distributions of only approximately 40% of the cash attributable to its pro rata share of partnership earnings. During the quarter ended March 31, 1996, the Company received a subordinated promissory note from Gulf Oil L.P. in the amount of $950,000 bearing interest at a rate of prime plus 2% payable upon demand. Interest is paid to the Company monthly.

The Partnership Agreement of Gulf Oil L.P. provides that at any time on or after January 1, 1999, the General Partner and related interests have the right, but not the obligation, to Put their partnership interests to the Company and the Company has the right, but not the obligation, to Call such interests at a formula price based upon a multiple of an average of the prior three years' earnings of Gulf Oil L.P. at the time of the exercise of the Put or Call. Because the price is based on a fixed multiple, the Company cannot determine at this time whether it will exercise the Call or elect to purchase upon exercise of the Put. Among other things, any such exercise would require the Company to secure funds not only to purchase the interests of the other partners but also to obtain a working capital facility sufficient to fund operations. If the Company is unable or determines it is not in its best interests to consummate the Put or to exercise the Call, the Partnership Agreement provides that Gulf Oil L.P. will be sold by an investment banker as a going concern.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

         The Company has brought actions against Demetrios B. Haseotes, a shareholder and Director of the Company to seek, inter alia, (a) an injunction (which was entered) barring Mr. Haseotes' involvement in the Company's management (b) an accounting of funds distributed to Mr. Haseotes to pay certain tax liabilities and (c) an accounting and possible disgorgement of funds received by Mr. Haseotes in connection with the sale of a crude oil refinery in Canada. Mr. Haseotes has filed an action seeking reinstatement of his compensation which the board suspended when Mr. Haseotes refused to comply with its request for a complete accounting of the funds described above. The Company has since learned that there was cause to treat Mr. Haseotes' employment as terminated on or about November, 1994, when Mr. Haseotes violated the terms of an agreement with the Company, and has counterclaimed for damages in his action, relating to his affiliated companies. The Company has also commenced a proceeding in Bankruptcy Court to expand the scope of the existing injunction, preventing Mr. Haseotes from interfering in the day to day operations of the Company, in order to prevent Mr. Haseotes' intervention between the Company and third parties. Finally, Mr. Haseotes, in his capacity as Director of the Company, has brought an action in the Delaware Chancery Court for indemnification and advancement of fees incurred in defending the various proceedings in which he is involved.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of May, 1996.

                               CUMBERLAND FARMS, INC.



Date:                              By:
     ----------------------------     -----------------------------------------
                                   Name:          Arthur G. Koumantzelis
                                   Title:         Sr. Vice President and
                                                  Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of May, 1996.

                               CUMBERLAND FARMS, INC.



Date:                              By: /s/ Arthur G. Koumantzelis
     ----------------------------     -----------------------------------------
                                   Name:          Arthur G. Koumantzelis
                                   Title:         Sr. Vice President and
                                                  Chief Financial Officer

[LOGO]  CUMBERLAND FARMS, INC.
        77 DEDHAM ST.
        CANTON, MA 02021
        (617) 828-4800



VIA AIRBORNE EXPRESS
- - --------------------

                                              May 15, 1996



The Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549


         Re:   Cumberland Farms, Inc.
               File No. 33-95962
               ------------------------

Ladies and Gentlemen:

    Pursuant to Rule 15d-1 of the Securities Exchange Act or 1934, as amended, Cumberland Farms, Inc. is hereby sending by EDGAR submission, its quarterly report on form 10-Q.

   If you have any questions, please feel free to contact the undersigned.


                                  Very truly yours,

                                  /s/ Kevin P. Johnson
                                  ----------------------------------------
                                  Kevin P. Johnson
                                  Vice President and Corporate Controller


KPJ:djw

Enclosures

cc
Arthur G. Koumantzelis
Sheryl F. Altman, Esq.

                                                                  Exhibit 27

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARCH 31, 1996 FINANCIAL STATEMENTS, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1,000
[CURRENCY] U.S. DOLLARS

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          SEP-30-1996
[PERIOD-START]                             OCT-01-1995
[PERIOD-END]                               MAR-31-1996
[EXCHANGE-RATE]                                      1
[CASH]                                          17,731
[SECURITIES]                                         0
[RECEIVABLES]                                   21,572
[ALLOWANCES]                                     1,616
[INVENTORY]                                     31,770
[CURRENT-ASSETS]                                77,993
[PP&E]                                         337,053
[DEPRECIATION]                                 117,452
[TOTAL-ASSETS]                                 344,023
[CURRENT-LIABILITIES]                           75,342
[BONDS]                                              0
[COMMON]                                           121
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      24,754
[TOTAL-LIABILITY-AND-EQUITY]                   344,023
[SALES]                                        654,727
[TOTAL-REVENUES]                               661,780
[CGS]                                          502,587
[TOTAL-COSTS]                                  644,739
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              11,384
[INCOME-PRETAX]                                  5,659
[INCOME-TAX]                                       359
[INCOME-CONTINUING]                              5,300
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     5,300
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0