Form 10-Q
period 1996-06-30
CUMBERLAND FARMS INC
filed 1996-08-14
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                                  -----------------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

                         Commission file number 33-95962
                                                --------

                             Cumberland Farms, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                          04-2843586
 (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                       777 Dedham Street, Canton, MA 02021
                    ----------------------------------------
                    (Address of principal executive offices)

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

Yes   X    No
     ---       ---
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of June 30, 1996, the outstanding shares of each class of the Registrant's common stock was as follows:

                Class A Stock     8 shares
                Class B Stock     121,014 shares

     (Neither class of stock is registered under the Securities Act of 1933, as amended.)

                                      INDEX

                             CUMBERLAND FARMS, INC.

PART I  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Balance Sheets - June 30, 1996 and September 30, 1995

          Condensed Statements of Operations - For the Three Months and Nine Months Ended June 30, 1996 and 1995.

          Condensed Statements of Retained Earnings - For the Three Months and Nine Months Ended June 30, 1996 and 1995

          Condensed Statements of Cash Flows - For the Three Months Ended and Nine Months Ended June 30, 1996 and 1995

          Notes to Condensed Financial Statements - June 30, 1996

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II

  ITEM 1. LEGAL PROCEEDINGS

  ITEM 5. OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX

  10(a) Loan and Security Agreement between Cumberland Farms, Inc. (as Borrower) and Transamerica Business Credit Corporation (as Lender). Dated as of June 14, 1996.

  27      Financial Data Schedule

                             CUMBERLAND FARMS, INC.

                            CONDENSED BALANCE SHEETS
                                 (000'S OMITTED)

                                                       JUNE 30,   SEPTEMBER 30,
                                                         1996         1995
                                                     -----------  -------------
ASSETS                                               (UNAUDITED)   (AUDITED)
Current Assets:
          Cash                                        $ 22,599     $ 30,016
          Accounts receivable, net                      20,317       19,081
          Inventories, at FIFO cost                     59,657       59,161
             Less: adjustment to LIFO cost              28,132       27,382
                                                      --------     --------
                           Net inventories              31,525       31,779
          Prepaid insurance                                  0        2,500
          Other current assets                           9,652        8,338
                                                      --------     --------
Total current assets                                    84,093       91,714

Net property and equipment                             218,928      219,300
Investment in Gulf Oil L.P. (Note 2)                    32,623       31,240
Prepaid insurance                                            0        6,365
Other assets, net                                       15,942       13,808
                                                      --------     --------
                                                      $351,586     $362,427
                                                      ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
          Current portion of long-term debt           $ 12,275     $ 17,604
          Accounts payable                              40,574       39,329
          Other accrued expenses                        26,479       24,078
                                                      --------     --------
Total current liabilities                               79,328       81,011

Long-term debt  (Note 3)                               222,560      236,661
Deferred credits and other liabilities                  18,843       18,681
                                                      --------     --------
Total liabilities                                      320,731      336,353

Commitments & contingencies
Stockholders' equity:
          Common stock:
            Class A Voting, $1 par value; 8 shares
              authorized, issued and outstanding
            Class B Non-voting, $1 par value;
              121,014 shares authorized, issued
              and outstanding                              121          121
          Additional paid in capital                     8,617        8,617
          Minimum pension liability                     (1,515)      (1,515)
          Retained earnings                             23,632       18,851
                                                      --------     --------
Total stockholders' equity                              30,855       26,074
                                                      --------     --------
                                                      $351,586     $362,427
                                                      =====================

Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED
                                 (000'S OMITFED)

                                                     QUARTER ENDED          NINE MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                    1996        1995         1996         1995
                                                 ---------------------   -----------------------
INCOME:
    Revenues (see Note below)                    $363,055     $338,513   $1,017,781     $963,256

    Equity in earnings of Gulf Oil L.P.             1,962        2,594        3,033       10,959

    Gains on sales of property and equipment        3,858        1,586        9,841        7,160

                                                 ---------------------   -----------------------
        Total income                              368,875      342,693    1,030,655      981,375

Costs and expenses:
    Cost of sales                                 280,933      262,016      783,520      735,368

    LIFO charge                                       750            0          750            0

    Operating expenses                             67,878       64,159      200,850      194,998

    Depreciation                                    5,234        4,343       14,408       12,043

                                                 ---------------------   -----------------------
        Total costs & expenses                    354,795      330,518      999,528      942,409
                                                 ---------------------   -----------------------

Operating income                                   14,080       12,175       31,127       38,966

Interest expense                                    5,588        6,173       16,972       19,034
                                                 ---------------------   -----------------------

Income before taxes                                 8,492        6,002       14,155       19,932

State income taxes                                    433            0          792            0
                                                 ---------------------   -----------------------

Net income                                       $  8,059     $  6,002   $   13,363     $ 19,932
                                                 =====================   =======================

 Note: Excise taxes approximating $60,344 and $56,579 collected from customers on retail gasoline and cigarette revenues are included in Sales and Cost of Sales for the three months ended June 30, 1996 and 1995 respectively, while $177,590 and $168,092 was collected for the nine months ended June 30, 1996 and 1995 respectively.


See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.

               CONDENSED STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)


                                                           Nine Months Ended
                                                                June 30,
                                                           1996          1995
                                                          ---------------------
                                                             (000's omitted)
Retained earnings (deficit) beginning of period           $18,851      $(13,231)

                Net income                                 13,363        19,932

                Distributions to shareholders              (8,582)       (2,719)
                                                          -------      --------

Retained earnings end of period                           $23,632      $  3,982
                                                          =======      ========


See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                   1996       1995
                                                                --------------------
                                                                   (000'S omitted)
OPERATING ACTIVITIES
- - -------------------------------------------

    Net income                                                  $ 13,363    $ 19,932
    Changes not affecting cash:
            Depreciation and amortization                         14,408      12,043
            Gains on sales of property & equipment                (9,841)     (7,160)
            Equity in earnings of Gulf Oil L.P., net of
                  cash distributions                              (3,033)     (5,659)
            Distribution of earnings by Gulf Oil L.P., in
                  the form of notes receivable                     1,650           0
            Changes in assets & liabilities                        8,334       2,965
                                                                --------    --------
Net cash provided by operating activities                         24,881      22,121
                                                                --------    --------

INVESTING ACTIVITIES
- - -------------------------------------------
            Additions to property and equipment                  (21,709)    (16,056)
            Proceeds from sales of property and equipment         17,422      14,014
                                                                --------    --------
Net cash (used) by investing activities                           (4,287)     (2,042)
                                                                --------    --------

FINANCING ACTIVITIES
- - -------------------------------------------
            Payments of debt                                     (24,429)    (16,067)
            Proceeds from new debt                                 5,000           0
            Distributions to shareholders                         (8,582)     (2,719)
                                                                --------    --------
Net cash (used) by financing activities                          (28,011)    (18,786)
                                                                --------    --------

NET INCREASE (DECREASE) IN CASH                                   (7,417)      1,293

CASH AT BEGINNING OF PERIOD                                       30,016       9,125
                                                                --------    --------

CASH AT END OF PERIOD                                           $ 22,599    $ 10,419
                                                                ========    ========


See notes to condensed financial statements

                             CUMBERLAND FARMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  June 30, 1996

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

Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ended September 30, 1996. For further information, refer to the audited financial statements and footnotes thereto for the year ended September 30, 1995.

Note 2 - Joint Venture Investment
- - ---------------------------------

The Company has a 66 2/3% investment in Gulf Oil L.P. and accounts for its investment using the equity method. As of June 30, 1996, the Company's investment in Gulf Oil L.P. amounted to approximately $32.6 million which represents the Company's cost plus its equity in the earnings of Gulf Oil L.P. less distributions received from Gulf Oil L.P. Shown below is unaudited condensed financial information relative to the Joint Venture.

The following summarizes the income statements of the Gulf Oil L.P.:

                         Quarter ended            Nine Months ended
                           June 30,                    June 30,
                       1996        1995           1996         1995
                  --------------------------  -------------------------
                                    (000's omitted)
Net Sales            $436,510   $417,424      $1,333,727    $1,342,134
Gross Margin            9,845     12,394          26,795        40,945
Operating Expenses      6,190      6,761          19,607        19,616
Interest Expense          715      1,743           2,638         4,890
Net Income              2,940      3,890           4,550        16,439

Equity in Net
Income of Gulf
Oil L.P.             $  1,962   $  2,594      $    3,033    $   10,959

Note 3 - Long Term Debt
- - -----------------------

In June of 1996, the Company consummated a $30 million working capital and letter of credit facility with a new lender. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of June 30, 1996, the Company had drawn down $5 million of the revolving credit line and anticipates using $20 million in early July to provide letters of credit for its insurance program. The loan agreement provides for, among other things, certain financial covenants, leverage and fixed charge coverage ratios, to be met on a quarterly basis. See also Part II, Item 1, Legal Proceedings relating to an action brought by two of the Company's shareholders against, among others, the new lender.

Note 4 - Income Taxes
- - ---------------------

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination.

The Company, commencing in fiscal year 1996, is providing for estimated State income taxes.

Note 5 - Contingencies
- - ----------------------

There were no material changes during the quarter ended June 30, 1996, except as described in Part II, Item 1, Legal Proceedings included elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


The following table summarizes the results of operations for the quarter and nine months ended June 30, 1996 and 1995 which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1996. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.

                                                      QUARTER ENDED                    NINE MONTHS ENDED
                                                        JUNE 30,       %INCREASE            JUNE 30,       %INCREASE
                                                    1996         1995  (DECREASE)      1996          1995  (DECREASE)
                                                  --------     -------- --------    ----------     -------- --------
                                                  (in thousands except ratios and gross profit per gallon information)
STATEMENT OF OPERATIONS DATA

REVENUES

Retail revenues                                   $286,373     $270,161    6.0 %    $  801,287     $771,012    3.9 %
Other income                                         5,010        5,364   (6.6)%        15,434       16,145   (4.4)%
                                                  --------     --------  -----      ----------     --------  -----
  Total                                           $291,383     $275,525    5.8 %    $  816,721     $787,157    3.8 %

Equity in earnings of Gulf Oil L.P.                  1,962        2,594  (24.4)%         3,033       10,959  (72.3)%
Gains on sales of property and equipment             3,858        1,586  143.3 %         9,841        7,160   37.4 %
                                                  --------     --------  -----      ----------     --------  -----
  Total                                            297,203      279,705    6.3 %       829,595      805,276    3.0 %

Wholesale revenues                                  71,672       62,988   13.8 %       201,060      176,099   14.2 %
                                                  --------     --------  -----      ----------     --------  -----
Total income                                       368,875      342,693    7.6 %     1,030,655      981,375    5.0 %
                                                  --------     --------  -----      ----------     --------  -----
Costs and expenses
  Cost of sales                                    280,933      262,016    7.2 %       783,520      735,368    6.5 %
  LIFO charge                                          750            0    0.0 %           750            0    0.0 %
  Operating expenses                                67,878       64,159    5.8 %       200,850      194,998    3.0 %
  Depreciation and amortization                      5,234        4,343   20.5 %        14,408       12,043   19.6 %
                                                  --------     --------  -----      ----------     --------  -----
  Total                                            354,795      330,518    7.3 %       999,528      942,409    6.1 %
                                                  --------     --------  -----      ----------     --------  -----

Operating income                                  $ 14,080     $ 12,175   15.6 %    $   31,127     $ 38,966  (20.1)%
                                                  ========     ========  =====      ==========     ========  =====

OTHER OPERATING DATA

Merchandise gross profit                          $ 37,646     $ 38,763   (2.9)%    $  108,889     $107,948    0.9 %
Merchandise gross profit
  as a percentage of sales                            29.5%        30.1%                  30.1%        29.8%

Gasoline gallons sold                              121,992      116,170    5.0 %       362,531      344,463    5.2 %
Gasoline gross profit                             $ 17,164     $ 12,760   34.5 %    $   46,648     $ 44,663    4.4 %
Gasoline gross profit cents per gallon                14.1         11.0   28.2 %          12.9         13.0   (0.8)%

Operating income before depreciation and
  amortization as a percentage of total revenues       4.2%         4.4%                   3.5%         4.5%

Operating income as a
  percentage of total revenues                         2.7%         3.1%                   2.1%         3.3%

Comparable average store and station data:

Merchandise sales growth                               0.3%         4.0%                   0.3%         4.1%
Gasoline gallons sold                                  5.0%         7.4%                   5.2%         8.4%


THREE MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $127.2 million for the three months ended June 30, 1996, an increase of $.4 million or .3%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, decreased from 30.1% to 29.5%.

Retail gasoline sales were $159.2 million, an increase of $15.8 million, or 11.0% over the prior year. Gasoline gallon sales were 122.0 million, an increase of 5.8 million gallons, or 5.0% over the prior year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 14.1[cent] increased 3.1[cent] or 28.2% from the prior year principally due to an increase in the retail selling price of gasoline, offset to some extent by an increase in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in earnings from $2.6 million in the quarter ended June 30, 1995 to $2.0 million for the 1996 quarter, resulted primarily from higher margins achieved by Gulf Oil L.P. in the 1995 quarter compared to lower margins in the 1996 quarter.

Gains on sales of property increased $2.3 million over the prior year. Thirty-one properties were sold during the three months ended June 30, 1996, compared to fourteen sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $35.9 million, an increase of $6.0 million or 20.0% over the prior year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $35.8 million, an increase of $2.7 million, or 8.2% from the prior year. The increase results primarily from higher selling prices of gasoline.

Cost of sales for the quarter ended June 30, 1996 increased over the prior year as a result of increases in product costs and volumes sold in the gasoline operations. A LIFO charge of $750,000 was provided to recognize increasing costs of raw materials purchased during the period. Operating expenses increased from the prior year as a result of increases in payroll and benefits, and as a result of increases in the volumes of gasoline sold. Depreciation and amortization increased as a result of capital expenditures incurred during the prior year.

Interest expense decreased from the prior year principally due to lower debt. The Company, commencing in fiscal year 1996, is providing for estimated State income taxes.

NINE MONTHS ENDED JUNE 30, 1996 VERSUS JUNE 30, 1995

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $360.6 million for the nine months ended June 30, 1996, an increase of $1.2 million or .3%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, increased from 29.8% to 30.1%.

Retail gasoline sales were $440.7 million, an increase of $29.0 million, or 7.1% over the prior year. Gasoline gallon sales were 362.5 million, an increase of
18.0 million gallons, or 5.3% over the prior year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 12.9[cent] decreased .1[cent] or .8% from the prior period.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in earnings from $11.0 million for the nine months ended June 30, 1995 to $3.0 million this year resulted primarily from unusually high margins achieved by Gulf Oil L.P. in the first quarter of fiscal year 1995.

Gains on sales of property increased $2.7 million over the prior year. Sixty-eight properties were sold during the nine months ended June 30, 1996, compared to fifty-eight sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $106.0 million, an increase of $25.0 million or 30.8% over the prior year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $95.1 million, a slight increase over the prior year.

Cost of sales for the nine months ended June 30, 1996 increased over the prior year as a result of increases in product costs and volumes sold in the gasoline operations. A LIFO charge was provided to recognize increasing costs of raw materials purchased. Operating expenses increased from the prior year as a result of increases in payroll and benefits, and as a result of increases in the volumes of gasoline sold. Depreciation and amortization increased as a result of capital expenditures incurred during the prior year.

Interest expense decreased from the prior year principally due to lower debt as compared to the prior year. The Company, commencing in fiscal year 1996, is providing for estimated State income taxes

The Company's operating income for the nine months ended June 30, 1996 was approximately $31.1 million as compared to approximately $39.0 million for the nine months ended June 30, 1995. The principal reasons for the decline were the decrease in the earnings of Gulf Oil L.P. and increases in operating expenses and depreciation.

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

In June of 1996, the Company consummated a $30 million working capital and letter of credit facility with a new lender. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. The facility is secured by primarily the Company's accounts receivable, inventory and certain of the Company's real property.

Notwithstanding the new facility and satisfactory operating results since emergence from Bankruptcy, the Company remains highly leveraged and its cash available to meet debt obligations and capital expenditures, although adequate, continues to be limited. In addition, because $20 million of the availability under the facility is committed to issuance of letters of credit, the Company remains dependent on its asset disposition program to fund cash shortfalls. See also Part II, Item 1, Legal Proceedings relating to an action brought by two of the Company's shareholders against, among others, the new lender. Substantially all net proceeds from asset sales are utilized to pay secured debt. There can be no assurance that the Company's business will continue to generate income at or above current projections. Moreover, the Company's ability to generate sufficient funds to meet its obligations is dependent upon future economic conditions, general business and industry performance and other matters, many of which are beyond the control of the Company and which cannot be predicted at this time. If the Company is unable to generate sufficient income from operations and proceeds from property sales to service its debt requirements, including various required target payments, and make necessary capital expenditures, the Company may be required to seek additional sources of financing. There can be no assurance that any additional financing could be achieved. Moreover, additional financing may not be a viable option or may be viable only with credit enhancement or overcollateralization.

Among those obligations and capital expenditures that now, or in the future may, require significant commitments of the Company's available cash are (i) debt service, including principal repayment, Target Payments under the Company's restructured indebtedness and debt service under the new working capital facility, (ii) insurance coverage for worker's compensation and general and automobile liability claims, (iii) costs associated with environmental compliance, (iv) payments to meet certain tax obligations of the Company's shareholders and (v) the Company's potential response to the Put or exercise of the Call with respect to its partners' partnership interests in Gulf Oil L.P. Those items are discussed below.

DEBT SERVICE

The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of December 30, 1993, the Effective Date of the Plan, the Company had total indebtedness of approximately $371 million which has been reduced to approximately $321 million as of June 30, 1996. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments, including the Indentures, contain cross-default provisions.

The Company consummated a new $30 million working capital and letter of credit facility in June of 1996. The new facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of June 30, 1996, the Company had drawn down $5 million of the revolving credit line and anticipates using $20 million in early July to provide letters of credit for its insurance program. The issuance of these letters of credit will return approximately $13.5 million in cash to the Company.

Certain of the Company's credit agreements require the Company to make Target Payments of the outstanding principal amount due each year from the sales proceeds of certain designated mortgaged properties. The Company's remaining Target Payments with its Target Payment Lenders aggregated approximately $7.7 million as of June 30, 1996. Remaining Target Payments for the next four fiscal years are estimated to be $.9, $2.6, $1.8 and $.8 million, respectively, and $1.6 million thereafter. Aggregate cash requirements for fiscal 1996 are estimated to be $79 million, including an estimated approximately $7.9 million in Target Payments, of which $7.0 million was paid from September 30, 1995 to June 30, 1996. The funding for such anticipated cash requirements is expected to be provided from earnings of the Company, cash dividends from Gulf Oil L.P. and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

During the nine month periods ended June 30, 1996 and 1995, the Company raised $17.4 million and $14.0 million respectively, from its asset disposition program. Proceeds from asset dispositions for the fiscal year ended September 30, 1996 are estimated to be $20.5 million. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

To date, the Company has generated adequate cash flow from its asset disposition program and operations to meet its cash flow needs. The Company expects to generate approximately $20.5 million from its asset disposition program during fiscal 1996 by selling between 80 and 90 properties. The properties anticipated to be sold consist of vacant lots, closed locations, underperforming locations based on a profit-per-store analysis, and properties located in market areas where the Company has decided to reduce or eliminate its presence. The objective of the asset disposition program has been to increase capital resources and liquidity and improve operations by retaining the better-performing properties of the Company. The Company's asset disposition program has contemplated disposal, in most instances, of non-performing or under-performing properties and accordingly has not had, nor is the program expected to have an adverse effect on the Company's historical or future results of operations. Although the Company believes that, to date, the asset disposition program has been beneficial and has both accelerated debt repayment and contributed to the improvement in average store sales per week, the asset disposition program could in the future adversely affect the Company's results of operations if, in order to meet its cash flow needs or make required Target Payments, the Company found it necessary to sell properties it did not wish to and would not otherwise sell.

INSURANCE AND BOND PROGRAMS

The Company's insurance program assumes a high degree of risk assumption as a result of the high retention under its workers' compensation, general liability and automobile insurance policies. The insurance company providing these coverages requires the Company to provide collateral in amounts actuarially determined to be sufficient to pay claims. The Company's current collateral is comprised of $15.4 million of cash and letters of credit, along with the pledging of certain real properties. The Company uses working capital to pay claims as they are settled which, in turn, reduces the collateral requirements. If the Company's actual liabilities exceed the actuarially determined amounts, the Company would be obligated to pay such excess and would likely be required to post additional collateral. Such payments and increased collateral requirements could have an adverse affect on the cash flow and profitability of the Company.

The Company is required to post bonds with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes, and various planning board requirements. The bonding company issuing such bonds requires the Company to provide an $8 million Letter of Credit as collateral to secure a $16 million bonding line.

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

In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 79% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 220 more USTs require upgrading or replacement by December 22, 1998. The Company estimates that it will make aggregate capital expenditures of approximately $41.5 million through fiscal year 1999 to comply with upgrading and other UST regulatory requirements and to enhance its gasoline business. The actual costs incurred may vary substantially from these estimates.

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

TAX DISTRIBUTIONS TO SHAREHOLDERS

The Company has negotiated a full settlement with the Internal Revenue Service for the audit of fiscal years ended September 30, 1988 to 1991. In the quarter ended June 30, 1996 the Company made distributions of approximately $2.1 million to the shareholders for payment of their estimated income taxes for the fiscal year ending September 30, 1996, bringing the total tax distributions for the year to $8.6 million.

GULF OIL L.P.

In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil L.P.

The Company's equity in the earnings of Gulf Oil L.P. was approximately $3.0 million and $11.0 million for the nine months ended June 30, 1996 and 1995 respectively. The Gulf Oil L.P.'s earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil L.P. will generate earnings consistent with prior year's levels.

Although the Partnership Agreement of Gulf Oil L.P. provides for certain distributions to partners, such distributions are subject to restrictive covenants in Gulf Oil L.P.'s agreements with its lenders, which permit distributions only for tax payments and only if no defaults exist. As a result, the Company currently receives distributions of only approximately 40% of the cash attributable to its pro rata share of partnership earnings. During the nine months ended June 30, 1996, the Company received subordinated promissory notes from Gulf Oil L.P. in the amount of $1,650,000 bearing interest at a rate of prime plus 2% payable upon demand. Interest is paid to the Company monthly.

Pursuant to the Partnership Agreement, the Company has certain calendar year minimum purchase and brand maintenance cost requirements. The Company has and expects to exceed its minimum purchase requirements. Brand maintenance costs, which are based upon quantities purchased from and earnings of the Gulf Oil, L.P. Joint Venture, have resulted in additional brand maintenance costs payable to the Joint Venture. The ultimate amount of brand maintenance cost will be determined based upon the calendar year 1996. The Partnership Agreement of Gulf Oil L.P. also provides that at any time on or after January 1, 1999, the General Partner and related interests have the right, but not the obligation, to Put their partnership interests to the Company and the Company has the right, but not the obligation, to Call such interests at a formula price based upon a multiple of an average of the prior three years' earnings of Gulf Oil L.P. at the time of the exercise of the Put or Call. Because the price is based on a fixed multiple, the Company cannot determine at this time whether it will exercise the Call or elect to purchase upon exercise of the Put. Among other things, any such exercise would require the Company to secure funds not only to purchase the interests of the other partners but also to obtain a working capital facility sufficient to fund operations. If the Company is unable or determines it is not in its best interests to consummate the Put or to exercise the Call, the Partnership Agreement provides that Gulf Oil L.P. will be sold by an investment banker as a going concern.

               PART II

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

     In civil actions that the Company has brought against Demetrios B. Haseotes, a shareholder and Director of the Company, the Company has obtained
(a) an injunction barring Mr. Haseotes' involvement in the Company's management, and (b) Judgment in the amount of $663,267, plus interest, which sum reflects funds distributed to Mr. Haseotes to pay certain tax liabilities which he diverted to other uses. The Company also has pending an action against Mr. Haseotes seeking an accounting and possible disgorgement of funds received by him in connection with the sale of a crude oil refinery in Canada. Mr. Haseotes has filed an action seeking reinstatement of his compensation which the Board of Directors suspended when Mr. Haseotes refused to comply with its request for a complete accounting of the funds described above. The Company has since learned that there was cause to treat Mr. Haseotes' employment as terminated on or about November, 1994, when Mr. Haseotes violated the terms of an agreement with the Company relating to his affiliates, and has counterclaimed for damages in his action. The Company had also commenced a proceeding in Bankruptcy Court to expand the scope of the existing injunction, seeking to prevent Mr. Haseotes from further interfering in the day-to-day operations of the Company by intervening between the Company and third parties, but on the successful completion of a transaction with which Mr. Haseotes had attempted to interfere, the Company voluntarily stipulated to dismiss this action. Finally, Mr. Haseotes has brought two actions in the Delaware Chancery Court, the first in his capacity as Director of the Company, for indemnification and advancement of fees incurred in defending the various proceedings in which he is or was involved (in which the Delaware Court has considered Mr. Haseotes' requests and granted them in part and denied them in part), and the second, together with another shareholder, alleging breach of fiduciary duty against the Company and certain Directors, aided and abetted by the new lender (see Other Information, below), in connection with the Company's completion of a working capital and letter of credit facility. The Company is required to indemnify the Directors and the new lender for any and all expenses, costs or other liabilities incurred in connection with this matter under its by-laws. The Directors have requested that the Company set aside funds to be available for the payment of such indemnification obligations. In the opinion of management, the ultimate resolution of these matters will not have a material adverse affect on the Company's financial statements.

ITEM 5.    OTHER INFORMATION
           -----------------

     In June, 1996, the Company consummated a new working capital and letter of credit facility. The facility contemplates a revolving credit line, term loan and issuance of letters of credit. Borrowing availability is based upon certain percentages of eligible inventory, eligible accounts receivable and the value of certain real estate. The facility is secured by all of the Company's inventory, accounts receivable and certain real estate. Two of the Company's shareholders have filed an action in Delaware Chancery Court seeking, among other things, unspecified damages and, particularly, recision of certain provisions of the terms of the Credit Agreement. See Item 1 "Legal Proceedings".

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1996.


                                CUMBERLAND FARMS, INC.

Date:  August 14, 1996          By: /s/ Arthur G. Koumantzelis
                                    ------------------------------------
                                    Name:  Arthur G. Koumantzelis
                                    Title: Sr. Vice President and
                                           Chief Financial Officer