Form 10-K405
period 1996-09-30
CUMBERLAND FARMS INC
filed 1996-12-30
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


For the fiscal year ended        September 30, 1996
                           -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from         to
                               -------    -------

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class           Name of each exchange on which registered
        -------------------

             None
---------------------------------   --------------------------------------------

---------------------------------   --------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             None
----------------------------------------------------
                 (Title of class)

-------------------------------------------------------------------------
                 (Title of class)


     Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X   No
    ---     ---

     As of December 20, 1996, the outstanding shares of each class of the registrant's common stock was as follows:

                  Class A Stock     8 shares
                  Class B Stock     121,014 shares

     (Neither class of stock is registered under the Securities Act of 1933, as amended.)

                                TABLE OF CONTENTS

ITEM                                                                       Page
----                                                                       ----

PART I

    Item 1.  Business                                                        4

    Item 2.  Properties                                                     16

    Item 3.  Legal Proceedings                                              17

    Item 4.  Submission of Matters to a Vote of Security Holders            18

PART II

    Item 5.  Market for the Company's Common Equity and Related
             Stockholder Matters                                            19

    Item 6.  Selected Financial Data                                        20

    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                             22


    Item 8.  Financial Statements and Supplementary Data                    30

    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            31


PART III

    Item 10. Directors and Executive Officers                               32

    Item 11. Executive Compensation                                         36

    Item 12. Security Ownership                                             39

    Item 13. Certain Relationships and Related Transactions                 40

PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                       43

                                     PART I

ITEM 1. BUSINESS
        --------

GENERAL

    Cumberland Farms, Inc. (the "Company" or "Cumberland") is a closely held family-owned business that operates or leases to third parties convenience stores and/or gas stations throughout New England, the Mid-Atlantic states and Florida. As of September 30, 1996, Cumberland operated 815 convenience stores, of which 604 sold gas, operated 50 gas stations and leased 266 gas stations to independent dealers who also have arrangements to purchase petroleum products and sublicense the "Gulf" trade name from Cumberland ("Lessee Dealers"). Most of Cumberland's gas stations, as well as all of the Lessee Dealers, sell "Gulf" branded petroleum products. As part of its convenience store operations, Cumberland conducts dairy, bakery and beverage operations and owns and operates a grocery and warehouse distribution center. While the beverage operations are exclusively for the benefit of Cumberland's convenience stores, approximately 71% of the total fluid production of the dairy operations and approximately 42% of the manufactured bakery products are sold to a limited number of unaffiliated third parties. Cumberland also owns a 66 2/3% limited partnership interest in Gulf Oil Limited Partnership, a Delaware limited partnership ("Gulf Oil, L.P."), the entity that succeeded to a substantial portion of the assets and business of the Gulf Division of Cumberland, including the ownership and operation of 15 active petroleum storage terminals and the exclusive rights to use and license the various "Gulf" trademarks and trade names in the six New England states, New York, New Jersey, Delaware, Pennsylvania and most of Ohio. Finally, Cumberland leases retail and restaurant space in buildings in which certain of the convenience stores are located to approximately 400 independent operators.

    Although the Company was incorporated in Delaware in 1984, the business was founded more than 50 years ago by Vasilios and Aphrodite Haseotes, the parents of the current shareholders. Its principal executive offices are located at 777 Dedham Street, Canton, Massachusetts 02021.

    In June 1996, the Company consummated a $30,000,000 working capital and letter of credit facility with Transamerica Business Credit Corporation. The facility is secured by certain accounts receivable, inventory and real property. As of September 30, 1996, the Company had drawn down an aggregate amount of $5,000,000 under the revolving credit line and had arranged for the issuance of letters of credit in the aggregate amount of $20,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

    On May 1, 1992, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company's Plan of Reorganization, dated as of July 1, 1993, as amended (the "Plan"), was confirmed on October 22, 1993 and became effective on December 30, 1993. On the effective date, all assets of the Company vested in the Company in its corporate capacity subject to the provisions of the Plan.

    The primary cause of the Company's filing for reorganization was a severe lack of working capital attributable to several factors, including the highly leveraged transaction in which the Company had acquired its Gulf Division, advances of approximately $70 million to fund the start-up of an affiliated oil refinery and a slowdown in asset dispositions which had been a source of working capital. Specifically, cash flow from operations was not sufficient to fund both the Company's then existing debt service and the heavy capital expenditure program necessitated by environmental compliance while simultaneously maintaining sufficient inventory to conduct its business. The Company attempted to bridge the gap by engaging in an accelerated asset disposition program and by seeking to restructure its debt with its lenders. However, with the severe downturn in the real estate market, management determined that it was not in the best interests of the Company to sell property at what it considered to be distressed prices. In addition, the Company was unable successfully to conclude negotiations with all of its lenders. Accordingly, the decision was made to seek the protection of the bankruptcy court.

    Although the Company has emerged from bankruptcy, the Company's management and operations remain subject to the provisions of the Plan. Moreover, although the Company has restructured its debts, it still has significant interest expense and principal repayment obligations, target payments ("Target Payments") which are obligations under certain credit agreements to prepay specified principal amounts from proceeds of the disposition of designated mortgaged properties, and substantial capital expenditure obligations in connection with its environmental remediation program. The ability of the Company to satisfy its obligations will depend upon, among other things, prevailing economic conditions and financial, business and other factors, including factors beyond the control of the Company. Moreover, a portion of the Company's operating income (approximately 17% for the fiscal year ended September 30, 1996) derives from its equity in the earnings of Gulf Oil, L.P. Pursuant to the partnership agreement, the Company, as a limited partner, has no control over day-to-day management or operation of the business of Gulf Oil, L.P. Accordingly, the performance of Gulf Oil, L.P. is not in the Company's direct control, but rather, dependent upon the management of Gulf Oil, L.P. by its general partner. Although the partnership agreement of Gulf Oil, L.P. provides for certain distributions to partners, such distributions are subject to restrictive covenants in Gulf Oil, L.P.'s agreements with its lenders, which permit distributions only for tax payments and only if no defaults exist. As a result, the Company currently receives distributions of only approximately 40% of its pro rata share of partnership earnings. The Company received aggregate distributions from Gulf Oil, L.P. of $2.7 million during the fiscal year ended September 30, 1996. See " Item 1 -- Business - Gulf Oil, L.P.".

    The Company did not experience a material loss of customers or suppliers as a result of the Reorganization. Aggregate cash requirements for the year ended September 30, 1996 for principal payments (including Target Payments) under its credit agreements, debt service and capital expenditures were approximately $78.3 million, including $7.0 million in Target Payments. Aggregate cash requirements for fiscal year 1997 are estimated to be $62.6 million, including an estimated $2.8 million in Target Payments. The funding for such anticipated cash requirements is expected to be provided from earnings of the Company and proceeds from asset dispositions.

BUSINESS STRATEGY

    The Company's primary strategy is to increase its retail gasoline presence which, in turn, is expected to increase retail food sales. This strategy is designed to capitalize on the continued growth of gasoline sales by convenience stores. Consistent with that strategy, almost all of the stores opened by the Company since 1980 include the sale of gasoline.

    The Company continues to operate in its post-Reorganization phase which contemplates a conservative financial plan to implement its growth strategy. The Plan requires, among other things, significant periodic repayments of the Company's restructured debt obligations. In addition to these repayment obligations, the Company will be required to make significant capital expenditures over the next two years in order to comply with federal and state underground storage tank system upgrade requirements. The Company's financial plan also contemplates capital expenditures for the upgrading and modernization of its stores. These upgrades may consist of (i) conversion of existing gas stations to combination units; (ii) major remodels of existing sites; (iii) addition of stores to sites which presently are gas only with small kiosks; (iv) razing of stores and rebuilding existing sites; or (v) addition of gas stations to existing convenience stores. The Company may also pursue additional remodeling or rehabilitation projects through the use of operating leases.

    As part of the Company's business strategy, the Company continues an aggressive program to market and dispose of certain underperforming, non-core business properties. The Company evaluates on an ongoing basis the performance of each of its stores in order to identify those stores which are non-contributors. As part of that process, the Company considers various factors in deciding whether to continue to operate a store or dispose of the property, including location, rent contribution and overall profitability. During the year ended September 30, 1996, the Company sold 82 properties, for a total of approximately $21 million. As of September 30, 1996, the Company was actively marketing approximately 80 properties, 67 of which were either under agreement (18 properties) or subject to negotiation with prospective buyers. There can be no assurance that the Company will be able to close sales of properties under agreement or conclude satisfactory agreements for properties under negotiation. See Note 7 of Notes to the Company's Financial Statements for information concerning the annual debt service requirements including required Target Payments.

    In addition to the Company's strategy to increase its retail presence and the asset disposition program, the Company intends to pursue aggressively the manufacturing and distribution of private label products for third-party customers.

CUMBERLAND OPERATIONS

    RETAIL OPERATIONS. The Company's typical convenience store is approximately 2,400 square feet. The stores are concentrated by geographic area in order to maximize the advantages provided by vertical integration with the dairy, beverage and bakery product lines. The stores are generally located in residential areas, on main thoroughfares, in small centers or on other sites selected for easy accessibility and customer convenience. The stores' exteriors are of a similar design and color, making them easily recognizable. The Company emphasizes high-quality service for its customers as well as convenience by offering a large array of food products, services and gasoline at competitive prices. New products are continually introduced on a selected basis to expand the Company's product and service offerings to its customers.

    All stores offer well-known brand name products, and products that bear various "Cumberland" and other private labels, including milk, bakery products, deli sandwiches, juices and carbonated and non-carbonated beverages, ice cream and other dairy products such as dips and cheeses. Most of these items would typically be offered in supermarkets. The wide range of food items includes canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, deli meats and deli sandwiches and similar foods. Non-food products and services include, in addition to gasoline, cigarettes including privately labeled cigarettes, health and beauty aids, publications, lottery tickets, money orders and pre-paid phone cards. In addition, 54 stores are equipped with automated teller machines and 266 stores are open 24 hours. Most of the Company's private label products are manufactured or packaged at the Company's facilities.

    Realizing the importance of petroleum as a convenience product, in 1986 the Company, through a series of transactions with Chevron U.S.A. Inc. ("Chevron"), acquired certain assets including (i) the right to use and license the various "Gulf" trademarks and trade names in the New England states, New York, New Jersey, Pennsylvania, Delaware and most of Ohio, (ii) supply contracts/franchises for Gulf branded gasoline retailers in those market areas,
(iii) 549 gas stations, 396 of which were transferred in fee and 153 of which were assigned pursuant to long-term lease assignments, (iv) 20 petroleum storage terminals located in Massachusetts, Maine, Pennsylvania, Connecticut, New Jersey and New York, and (v) other equipment, including a number of gasoline transport vehicles. (See "-- Gulf Oil, L.P." below for information concerning the transfer, pursuant to the Plan, of certain major portions of the Company's former Gulf Oil Division assets and properties to Gulf Oil, L.P. in which the Company has a 66 2/3% limited partnership interest.)

    Pursuant to a supply agreement between the Company and Gulf Oil, L.P. (the "Supply Agreement"), the Company has agreed to purchase all of its requirements for petroleum products (except in Florida) from Gulf Oil, L.P. through December 31, 1998. The Company is required to pay branded jobber prices published by Gulf Oil, L.P.. The Supply Agreement also requires the payment of additional amounts to cover certain of Gulf Oil, L.P.'s costs in the event that certain target earnings are not met and/or the Company fails to purchase certain minimum amounts of branded products. The Company, for the calendar year 1995 purchased
536.7 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was 470.9 million gallons. Future calendar year minimums of branded product for the periods 1996 through 1998 are 476.7, 483.5, and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements, though there can be no assurance in this regard. For the fiscal years ended September 30, 1996 and 1995, the Company purchased approximately $372.1 and $348.0 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and earnings of Gulf Oil, L.P., for each calendar year, have resulted in additional brand maintenance costs of $1.4 and $1.5 million for calendar 1995 and 1994, respectively, and $2.0 million has been paid or accrued through September 30, 1996. The ultimate amount for 1996 will be determined based on actual results for calendar

1996. There can be no assurance whether Gulf Oil, L.P. will achieve its target earnings in future years or whether the Company will purchase in future years the minimum amounts of branded products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Gulf Oil, L.P.'s results of operations and Note 6 to the Company's Financial Statements.

    The Company also provides transportation services for Gulf Oil, L.P. with its fleet of vehicles as well as other services at competitive market rates. The Company presently runs a fleet of 57 tractor trailers, 61 transport tankers and one straight tank truck for motor fuel delivery. In addition, it operates four 40-foot trailers for delivery of packaged lubrication products such as motor oil, greases and industrial lubricants. Approximately 16% of such deliveries were for Gulf Oil, L.P. for fiscal year 1996.

    MANUFACTURING OPERATIONS. The Company, through its manufacturing division, operates three fluid milk plants, an ice cream plant, a bakery, a beverage plant and a grocery warehouse and a distribution center. The Company believes that operation of these plants offers the Company high quality products and services at a price that allows for competitive advantage.

          Dairy Operations -- The Company's dairy operations consist of two fluid milk processing facilities located in Florence, New Jersey (89,600 square feet) and East Greenbush, New York (28,777 square feet) and a fluid milk and ice cream processing facility, located in Canton, Massachusetts (68,810 square feet). These plants supply fluid dairy products to all of the Company's convenience stores, with the exception of Florida, and frozen products to all stores, including Florida. The plants provide the convenience stores with consistent delivery of high-quality dairy products at a price that allows for a competitive advantage. By integrating these operations, the Company has attempted to insulate its convenience stores from arbitrary third party treatment relative to pricing, quality and service. In recent years, however, there has been a decrease in the sales of fluid milk, ice cream and bakery products at the Company's convenience stores. The Company attributes this decrease to several factors, including consumers' shifts to lower fat diets and a reduction in the number of its convenience stores. In part as a result of this decrease, the Company has aggressively solicited third-party private label business.

          The Company also sells fluid dairy products to third party customers which are primarily large supermarket chains. The fluid milk business is extremely competitive. The Company competes with regional dairy operations and numerous smaller dairies. The Company does not have a strong regional brand for fluid milk product and, therefore, its pricing must be competitive with that of private labels. During the fiscal year ended September 30, 1996, total fluid volume sold to third party customers was approximately 71% of total fluid manufactured gallons; one customer, which has an "at will" relationship with the Company, accounted for 30% of total fluid manufactured gallons sold to third parties and a second customer, which also has an "at will" relationship and is a customer of the Company's bakery operations, accounted for 30% of dairy product sales to third parties. Although the Company believes its relations with these customers to be good, loss of either customer could have a material adverse effect on dairy operations and because of one customer's bakery purchases, bakery operations as well.

          Bakery Operations -- The bakery operation, which is located in a 120,000 square foot portion of the Company's Westborough, Massachusetts facility, provides high quality bakery products, including a limited variety of breads, donuts and deli style sandwiches both to the Company's convenience stores, at a price that allows for competitive advantages, and to third-party customers, primarily consisting of large supermarket chains. During the fiscal year ended September 30, 1996, total sales of bakery products to third-party customers were approximately 65% of total bakery product sales; two customers, which have "at will" relationships with the Company, accounted for more than 77% of such sales. Although the Company believes its relations with these customers to be good, loss of either customer could have a material adverse effect on bakery operations and, because of one customer's dairy purchases, dairy operations as well.

          Beverage and Plastic Operations -- The beverage and plastic operations are located in a 70,000 square foot portion of the Company's Westborough, Massachusetts facility. The beverage operation manufactures a high quality beverage product in 15 flavors under the "Newport" label which is sold exclusively in the Company's convenience stores. The plastic operation manufactures plastic bottles for use in the Company's beverage operation as well as sales to third party customers.

          Grocery and Warehouse Distribution -- The grocery warehouse and distribution center is located in a 377,000 square foot portion of the Company's Westborough, Massachusetts facility. It distributes grocery, tobacco, candy and miscellaneous other products to all of the Company's convenience stores, except those in Florida, through a weekly order/delivery system. Management believes that the grocery warehouse and distribution operation offers the Company certain advantages in the extremely competitive convenience store environment including favorable pricing from vendors due to volume and centralized purchasing, maximum allowance earnings, product selection and availability of seasonal lines, as well as producing freight income, if feasible, on return trips from the stores.

          Distribution Fleet -- The Company owns and operates a fleet of 192 tractors, 222 trailers (including "low-temp" trailers, "mid-temp" trailers and dry box trailers), 30 straight trucks, 28 milk transport tankers and 61 gasoline transport tankers and numerous other support vehicles. The average age of its tractor fleet is six years; the average age of its trailer fleet is 11 years; and the average age of its gasoline transport fleet is nine years. The Company's plan is to upgrade its fleet operations over the next few years.

GULF OIL, L.P.

     As part of the Plan, the Company entered into an arrangement with Catamount Petroleum Limited Partnership, a Delaware limited partnership ("Catamount"), and Catamount Management Corporation, a Massachusetts corporation ("CMC") pursuant to which the Company transferred a substantial portion of the assets comprising its Gulf Oil Division to Catamount in exchange for a 66 2/3% limited partnership interest in Catamount. Upon consummation of the arrangement, Catamount changed its name to Gulf Oil Limited Partnership. The Company is a Class A limited partner in Gulf Oil, L.P. and, as a limited partner, does not have any control over the day to day operations of Gulf Oil, L.P. John Kaneb, the chief executive officer of CMC, was for approximately 25 years an officer or chief executive officer of Northeast Petroleum Corporation, a company engaged in the wholesaling and retailing of petroleum products which was sold in 1983. Mr. Kaneb reentered the petroleum business in 1986 with the founding of Catamount.

     The beneficial interests of Gulf Oil, L.P. are held as follows: (i) 1% general partnership interest is held by CMC, (ii) a 66 2/3% Class A limited partnership interest is held by the Company, and (iii) a 32 1/3% Class B limited partnership interest is held by members of John Kaneb's family and their nominees (the "Kaneb Partners"). The partnership agreement of Gulf Oil, L.P. (the "Partnership Agreement") provides for mandatory distributions to partners in amounts equal to the income tax payable on their portion of the earnings of Gulf Oil, L.P. and for other distributions as well. Distributions by Gulf Oil, L.P. are, however, subject to restrictive covenants in Gulf Oil, L.P.'s agreements with its lenders, which permit distributions only for tax payments and only if no defaults exist. As a result, the Company currently receives quarterly distributions of approximately 40% of its pro rata share of partnership earnings. During fiscal year 1996, at Gulf Oil, L.P.'s request, the Company received notes receivable in lieu of cash distributions. Those notes were paid in full and Gulf Oil, L.P. has resumed payment of cash distributions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Gulf Oil, L.P.'s results of operations.

     The Partnership Agreement provides that at any time on or after January 1, 1999, the Kaneb Partners and CMC have the right, but not the obligation, to Put their partnership interests to the Company and the Company has the right, but not the obligation, to Call such interests at a formula price equal to a multiple of Gulf Oil, L.P.'s earnings. If the Company is unable or determines it is not in its best interests to purchase upon exercise of the Put or, if the Company, following the exercise of the Call is unable to complete the purchase, the Partnership Agreement provides that Gulf Oil, L.P. will be sold by an investment banker as a going concern. Therefore, there is a possibility that, at any time after 1998, the Company's entire limited partnership interest in Gulf Oil, L.P. could be purchased or that Gulf Oil, L.P. would be sold as a going concern. In such event, the Company would, unless the purchaser of Gulf Oil, L.P. otherwise agreed, lose the right to use the "Gulf" trademarks and trade names and would, therefore, be required to make arrangements with another major oil company for licensing and petroleum product supply. There can be no assurance that any such arrangement could be negotiated on terms satisfactory to the Company. Under the Partnership Agreement, the Company also has an early call right in the event that (a) a successor chief executive officer of CMC is appointed prior to January 1, 1999 and (b) Gulf Oil, L.P., in the 12 calendar months following such appointment, fails to achieve a certain level of profitability, at a purchase price determined by a formula set forth in the Partnership Agreement.

COMPETITION

     All aspects of the Company's business are highly competitive, including convenience store operations, gasoline operations, bakery and dairy operations and real estate operations. In its convenience store operations, the number and type of the Company's competitors vary by location. The Company presently competes with other convenience stores, large integrated gasoline service station operators, supermarket chains, neighborhood grocery stores, drugstores, independent gasoline service stations, fast food operations and other similar retail outlets, some of which are well recognized national or regional retail chains and many of which have greater financial and other resources than the Company. Key competitive factors include, among other things, location, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions and marketing.

     The single largest factor affecting the convenience store industry in recent years has been the entry into the market of major oil companies, usually as limited selection convenience stores adjacent to existing gas properties (generally referred to as G-Stores). Such companies have a low cost, readily available supply of gasoline and, therefore, have the ability to be gasoline price leaders in order to establish market presence. The primary objective of G-Stores is to sell large volumes of gasoline. As a result, staple convenience store products such as tobacco and soda are frequently priced very low and sold in high volumes. Accordingly, retail convenience store industry merchandise margins have been under significant pressure in recent years.

     Based upon management's analysis of its market area, the Company's major convenience store competitors (excluding major oil companies), by geographic area are as follows:

     New England........ Dairy Mart, Christy's, Irving, Store 24 and Li'l Peach
     Mid Atlantic....... 7-Eleven, Stewarts, Wilson Farms, Wawa and Quick Chek
     Florida............ 7-Eleven and Circle K

     Gasoline sales are highly competitive. The Company competes with both independent and national brand gasoline stations. Gasoline profit margins have a significant impact in the Company's earnings. These profit margins are most influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market, and are continually influenced by competition in each local market area.

ADVERTISING

     The Company's advertising strategy is concentrated on all manufactured products and immediately consumable food products such as coffee, bakery items, candy and ice cream novelties. The current advertising slogan, "Cumberland Farms
- The Stop That Keeps You Going," is used to promote the quick service and complete offering of those products at all Cumberland locations. The Company's advertising program includes periodic distribution of direct mail circulars and newspaper and radio commercials, all designed to increase consumer awareness and to highlight special promotions on manufactured products.

LABOR RELATIONS

     The Company employs approximately 7,100 full time and part time employees. Less than 1.5% of the Company's employees are represented by unions. In general, the Company considers its relations with its employees to be satisfactory.

SEASONALITY

     Weather conditions have a significant effect on the Company's sales, as convenience store customers are more likely to go to stores to purchase convenience goods and services, particularly higher profit margin items such as fast food items, fountain drinks and other beverages, when weather conditions are favorable. Accordingly, the Company's stores generally experience higher revenues and profit margins during the warmer weather months, which occur within the Company's third and fourth fiscal quarters.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     The Company uses a variety of trade names, service marks and trademarks. Except for "Gulf," "Cumberland Farms," "Newport" and "Cloverfield Dairy," the Company does not believe any trade name, service mark or trademark is material to its business. The Gulf trade names and trademarks are licensed by Chevron to Gulf Oil, L.P. which, in turn, sublicenses them to the Company.

ENVIRONMENTAL REGULATIONS AND COMPLIANCE

     The Company incurs ongoing costs to comply with federal, state and local environmental compliance laws and regulations primarily relating to underground storage tank systems. These costs include assessment, compliance, and remediation costs, as well as certain capital expenditures relating to the Company's gasoline operations. The United States Environmental Protection Agency (the "EPA") has established standards for owners and operators of Underground Storage Tank Systems ("USTs") relating to, among other things: (i) maintaining leak detection systems; (ii) upgrading USTs; (iii) implementing corrective action in response to releases; (iv) closing out-of-use USTs to prevent future releases; (v) maintaining appropriate records; and (vi) maintaining evidence of financial responsibility for corrective action and compensating third parties for bodily injury and property damage resulting from UST releases. All states in which the Company operates also have adopted UST regulatory programs which, in some cases, are more stringent than EPA regulations.

     Under current federal and certain state regulatory programs, the Company is obligated to upgrade or replace all non-complying USTs it owns or operates to meet corrosion protection and overfill/spill containment standards on or before December 22, 1998. In some states, this upgrading or replacement must be accomplished by an earlier date. The Company has evaluated each of its sites to determine the type of expenditures required to comply with these and other requirements under federal, state and local UST regulatory programs. Approximately 82% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 190 more USTs require upgrading or replacement by December 22, 1998.

     The Company over recent years has made, and is committed during the next two years to make, significant capital expenditures to comply with UST system upgrade requirements as well as other upgrades related to the marketing of motor fuels. The Company's capital expenditures, net of estimated reimbursements through government programs and indemnification, for its UST upgrade compliance for the fiscal year ended September 30, 1996 was $14.6 million, and is projected for fiscal years 1997 and 1998 and for the period commencing October 1998, and ending December 22, 1998 to be $12.4, $7.9, and $4.0, respectively. The foregoing amounts are based on the Company's current plan to upgrade its USTs to comply with the stated requirements. The actual costs incurred may vary substantially from these estimates.

     As of September 30, 1996, ten of the 12 states in which the Company operates have enacted so-called "trust fund" legislation. These trust fund programs have been submitted to or approved by the EPA, with a variety of mechanisms for sharing or reimbursing corrective-action (remediation) costs, many including third-party compensation. All companies that operate USTs are required to pay a variety of fees to participate in trust fund programs for remediation activities. Certain trust fund programs are in the early stages of operation and, as such, the Company does not have an historical perspective as to the ability of the programs to perform their stated function.

     As part of its UST management program, the Company is involved in environmental assessment and remediation activities with respect to discovered releases of regulated substances from its existing and previously owned or operated retail gasoline facilities. The Company systematically upgrades or replaces USTs where appropriate and initiates any required remediation at that time. Older tanks are replaced in conjunction with gasoline facility renovation in order to reduce downtime and enhance revenues when the site is completed. The Company spent approximately $2 million for the fiscal year ended September 30, 1996 for assessment and remediation and estimates that it will incur approximately $2 million for such costs for fiscal year ended 1997. The Company's estimates of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on its review of (i) test drilling and other subsurface activities, (ii) computerized tank management data, and (iii) present and estimated future remediation costs and results at UST sites. As certain of these factors and assumptions could change due to potential changes in the status of federal and state regulations and state reimbursement programs, detection of unanticipated environmental conditions or other unexpected circumstances, the actual costs incurred may vary significantly from the estimates noted above and may vary significantly from year to year. The Company does not believe that any amount below or in excess of that accrued can be easily estimated.

     The Company entered into a settlement agreement with Chevron in January 1996 (the "Settlement Agreement") which provides for the allocation of environmental cleanup responsibilities with respect to certain sites transferred to the Company in connection with the 1986 acquisition of certain "Gulf" assets. The Settlement Agreement was negotiated in order to resolve the outstanding disputes between Chevron and Cumberland as to the cleanup responsibility of certain of the sites transferred to Cumberland in 1986. The Settlement Agreement requires Chevron to remediate or reimburse the Company for remediation at certain designated sites. The Settlement Agreement also confirms the Company's responsibility for the remediation of the other sites acquired from Chevron, indemnification of Chevron for Chevron allocated sites after cleanup to State standards and the indemnification of Chevron for all future releases as provided for in the original asset purchase documents.

     The Company also incurs certain ongoing environmental costs associated with the operation of the plants. Among other things, the large quantities of ammonia used by the fluid milk plants and the wastewater treatment facilities and waste oil burners located at the plants are subject to federal, state and local regulations. In addition, the Company may also, from time to time, incur liability as a result of contamination associated with the operation of the plants.

     The Company has adopted an Environmental Compliance Program which sets forth the Company's corporate environmental policies with respect to (i) monitoring compliance with applicable environmental laws and regulations, (ii) training employees, including convenience store managers, in regulatory compliance issues and emergency response procedures, (iii) disciplinary actions for violations of environmental policies and procedures for the Lessee Dealers, and (iv) federal, state and local regulations. There can, of course, be no assurance that such program will ensure compliance with applicable environmental laws and regulations. Company management reports regularly to the Board of Directors on environmental compliance matters.

OTHER REGULATORY MATTERS

     In addition to being subject to extensive environmental regulation and compliance requirements as described above, the Company's operations are highly regulated in areas such as milk processing, retail petroleum operations, the sale of lottery tickets, participation in federal food stamp programs and the sale of alcoholic beverages. Compliance, for the most part, with such regulations involves adhering to applicable federal and state laws with respect to operations and, in many instances, the posting of security bonds or other forms of collateral. These bonds secure numerous obligations incurred in connection with the collection of motor fuel taxes, purchases of raw milk, cigarette tax stamps and alcoholic beverages.

     The ability to obtain, and, in some instances, maintain, permits from local municipalities to store and dispense petroleum products and to sell alcoholic beverages is increasingly difficult. The Company's profitability can be impacted negatively by the inability to retain or obtain new permits from towns and municipalities where the Company is interested in retailing motor fuels or alcoholic beverages.

     In addition, various federal, state and local legislative and regulatory proposals are made from time to time to, among other things, increase the minimum wage payable to employees, require a minimum of two employees at convenience stores during certain nighttime hours, increase taxes on the retail sale of certain items, such as petroleum products, cigarettes and other tobacco products and alcoholic beverages, and reform health care. Changes to such laws, regulations or ordinances may adversely affect the Company's performance by increasing the Company's costs or affecting its sales of certain products.

FORWARD LOOKING STATEMENTS

     Certain statements contained herein are forward-looking statements (as such terms are defined in the rules and regulations promulgated pursuant to the Securities Act of 1933, as amended). These forward-looking statements include plans and objectives to upgrade and remodel store locations, to build new stores and increase gasoline sales, to operate its manufacturing facilities, as well as the estimated costs for environmental remediation and environmental capital expenditures and other matters contained herein that are not historical facts. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Such factors and uncertainties include, but are not limited to the availability of capital to fund the Company's business strategy, the future profitability of the Company, the performance of Gulf Oil, L.P., competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

     As of September 30, 1996, the Company owned or leased the following properties, including convenience stores and gas stations in the geographic locations indicated.
                               CONVENIENCE STORES AND
                                 GASOLINE STATIONS(1)  LESSEE DEALERS     TOTAL
                                  Owned     Leased      Owned Leased   Owned  Leased
                                  -----     ------      ----- ------   -----  ------
NEW ENGLAND REGION
------------------
  Connecticut                       60        15          15     4      75     19
  Maine                             45         2           0     0      45      2
  Massachusetts                    191        41          38     5     229     46
  New Hampshire                     47         6           2     1      49      7
  Rhode Island                      60        18           7     1      67     19
  Vermont                           23         0           0     0      23      0
MID-ATLANTIC REGION
-------------------
  Delaware                          10         0           9     1      19      1
  New Jersey                        58        10          75    19     133     29
  New York                          97         5          27    14     124     19
  Ohio                               0         0           3     0       3      0
  Pennsylvania                      26         4          40     5      66      9
FLORIDA                            140         7           0     0     140      7
-------                            ---       ---         ---    --     ---    ---

  TOTAL                            757(1)    108(1)      216    50     973    158(2)
                                   ===       ===         ===    ==     ===    ===


(1) Includes approximately 300 "strip centers," each of which typically has one to three units rented to third parties.

(2) In addition to the properties shown on the chart, the Company leases or subleases to third parties 24 properties, which are not gas stations or convenience stores, located in nine states. The Company also owns or leases 119 vacant properties and undeveloped sites located in 11 states.


     The Company's leases of properties have terms extending from tenancies at will to expirations through the year 2023. Many of these real estate leases have multiple option periods which will enable the Company to retain favorable locations. The annual rent expense associated with these leases for the year ended September 30, 1996, excluding leases with related parties, was approximately $4.4 million. The above leases include 27 properties leased from an affiliate of the Company. During the fiscal year ended September 30, 1996, the Company paid $1.1 million to this affiliate for the lease of these properties. See "Certain Relationships and Related Transactions".

     Third-party rental income is derived from gas station rentals to Lessee Dealers (266 tenants) and rental of retail store and office facilities (approximately 400 units). The annual rent roll for the properties currently under lease is approximately $20 million. In addition, there are currently 210 available units vacant with a potential annual rent roll of approximately $3 million. The real estate market has continued to affect tenant income; however, rental concessions and vacancies decreased during the year ended September 30, 1996.

     In addition to the properties shown on the chart, the Company also operates 16 warehouses, offices and manufacturing facilities, nine of which are owned and seven of which are leased, located in eight states. The Company owns a facility in Westborough, Massachusetts, which is used as follows: (i) bakery operations (120,000 square feet), (ii) beverage operations (70,000 square feet), and (iii) warehouse and distribution (370,000 square feet). The Company's headquarters, located in Canton, Massachusetts, consists of three buildings of 97,209, 94,810 and 17,080 square feet, which includes a fluid milk and ice cream manufacturing facility of 68,810 square feet. In the Mid-Atlantic region, the Company owns two fluid milk processing facilities of 89,600 and 28,777 square feet.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is party to various legal actions which the Company believes are routine in nature and incidental to the operation of its business. These legal actions are primarily in the areas of personal injury and property damage, wrongful termination, environmental claims, real estate and contract disputes as well as claims brought pursuant to the Petroleum Marketing Practices Act, the statute regulating the franchise relationship existing between the Company and its Lessee Dealers. The Company's policy is to defend vigorously those actions in which it has been named as a defendant and to pursue aggressively those actions involving the collection of amounts owed to it or compliance by others with obligations to which the Company believes it is entitled.

     The Company was named as co-defendant in an action commenced in the United States Bankruptcy Court for the District of Massachusetts by Central National Bank, Canajoharie (the "Bank"), although no specific relief was brought against the Company. The action also named as defendants David Wilkes, a creditor of George Haseotes, and George Haseotes, a shareholder and Director of the Company. The Bank sought to establish the priority of its equitable lien against George Haseotes' stock in the Company, prior to the equitable lien of Mr. Wilkes. Mr. Wilkes had obtained an equitable lien against Mr. Haseotes' stock in order to satisfy an outstanding debt. The Bankruptcy Court granted Mr. Wilkes' motion for summary judgment, finding that his equitable lien is a perfected lien prior to the lien of the Bank. The Bank's lien is subject to an agreement for judgment which provides that the Bank's lien is subject to the various shareholder agreements and that any sale in violation of the agreements would be void ab initio. The Bank has appealed the Bankruptcy Court decision.

     In civil actions that the Company has brought against Demetrios B. Haseotes, a shareholder and Director of the Company, the Company has obtained
(a) an injunction barring Mr. Haseotes' involvement in the Company's management, and (b) a judgment in the amount of $663,267, plus interest, which sum reflects funds distributed by the Company to Mr. Haseotes to pay certain tax liabilities which he diverted to other uses. The Company also has pending an action against Mr. Haseotes seeking an accounting and possible disgorgement of funds received by him in connection with the sale of a crude oil refinery in Canada. Mr. Haseotes has filed an action seeking reinstatement of his compensation which the Board of Directors suspended when Mr. Haseotes refused to comply with its request for a complete accounting of the funds described above. The Company has since learned that there was cause to treat Mr. Haseotes' employment as terminated on or about November 1994, when Mr. Haseotes violated the terms of an agreement with the Company relating to his affiliates, and has counterclaimed for damages in his action. Mr. Haseotes has brought another action in the Delaware Chancery Court in his capacity as Director of the Company for indemnification and advancement of fees incurred in defending the various proceedings in which he is or was involved (in which the Chancery Court has considered Mr. Haseotes' requests and granted them in part and denied them in part). In July 1996, Mr. Haseotes and another shareholder brought another action in the Chancery Court, alleging breach of fiduciary duty against the Company and certain Directors, allegedly aided and abetted by a lender, in connection with the Company's completion of a working capital and letter of credit facility. The action was dismissed without prejudice in September 1996 at the request of the plaintiffs. The two plaintiffs subsequently filed a motion with the United States Bankruptcy Court for the District of Massachusetts to void certain provisions of the credit agreement governing the new facility on the grounds that several of these provisions violated the Company's Plan. Upon hearing argument and reviewing the parties submissions, the Bankruptcy Court denied the plaintiffs' motion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the securityholders of the Company during the fourth fiscal quarter of the fiscal year ended September 30, 1996.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     No established public trading market exists for the Company's Class A Common Stock, par value $1.00 per share, or the Class B Common Stock, par value $1.00 per share, and accordingly, no high and low bid information or quotations are available with respect to the Company's Common Stock.

     As of December 20, 1996, there were four holders of record of Class A Common Stock and seven holders of record of Class B Common Stock. The Company operates as an S Corporation under the Internal Revenue Code and, therefore, no dividends are issued by the Company. See Note 5 to the Company's Financial Statements for a discussion of distributions made to the shareholders in order to pay income taxes.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 1996, are derived from the audited financial statements of the Company. The selected financial data set forth below should be read in conjunction with
"Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's financial statements, related notes and other financial information included elsewhere herein.
                                                                YEARS ENDED SEPTEMBER 30,
                                               1996            1995           1994           1993           1992
                                               ----            ----           ----           ----           ----
Statement of operations data:                                     (in thousands except for ratios)
Income

  Retail revenues                            $1,121,509     $1,080,389     $  974,802     $  949,133     $  905,800
  Wholesale revenues (1)                        274,635        240,835        213,198        150,362        306,283
  Equity in earnings of Gulf Oil, L.P. (1)         7,855         13,612          6,361             --             --
  Gain on sales of property, and
    equipment                                    11,372          9,673          9,517          8,971          1,675
                                             ----------     ----------     ----------     ----------     ----------
  Total income                                1,415,371      1,344,509      1,203,878      1,108,466      1,213,758



Special charges (2)                                  --             --        (22,098)            --        (47,000)

Operating income (loss)                          46,639         57,675         19,030         39,817        (42,426)
Interest expense (3)                             22,872        (25,071)       (27,891)       (25,947)       (27,318)
Reorganization expense (4)                           --             --         (2,491)        (6,175)        (9,136)
Provision for state income taxes                 (1,919)            --             --             --             --

Income (loss) before extraordinary gains         21,848         32,604        (11,352)         7,695        (78,880)

Extraordinary gains (4)                              --          2,197          9,653             --             --
                                             ----------     ----------     ----------     ----------     ----------
Net income (loss)                            $   21,848     $   34,801     $   (1,699)    $    7,695     $  (78,880)
                                             ==========     ==========     ==========     ==========     ==========

Ratio of earnings to fixed charges (5)             1.8x           2.2x            .6x           1.3x             --


Balance Sheet Data:

  Total assets                               $  366,204     $  362,427     $  349,687     $  422,669     $  447,039
  Long-term debt (6)                            231,506        254,265        282,023             --             --
  Stockholders' equity (deficit)                 39,211         26,074         (5,762)        (1,659)        (9,354)

     NOTES TO SELECTED FINANCIAL DATA

FOOTNOTES

1. The Company's wholesale revenues include sales of petroleum, dairy and bakery products to independent third parties. In January 1992, the Company entered into an interim supply agreement, during which time the Company earned commissions and thruput income from Catamount Petroleum Limited Partnership, which was replaced in December 1993 by a joint venture agreement between the Company and Catamount (following the closing, Catamount was renamed Gulf Oil, L.P.). As a result of these agreements, substantially all wholesale petroleum sales from January 1992 through December 30, 1993, together with costs and expenses related thereto, have been made by Catamount under the interim supply agreement, and subsequently, by Gulf Oil, L.P. Effective January 1, 1994, the Company commenced recording its equity in the earnings of the Gulf Oil, L.P. and began selling gasoline directly to the Company's Lessee Dealers (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations of Gulf Oil, L.P. for the fiscal year ended September 30, 1996 and 1995, Note 6 of Notes to the Company's financial statements and separate financial statements of Gulf Oil, L.P.).

2. Special charges represent the write-off of advances to two companies controlled by a related party (see Note 3 of Notes to the Company's financial statements).

3. Interest expense decreased as a result of reductions in the Company's debt levels and effective rate of interest.

4. Reorganization expense and the extraordinary gains related to reductions in debt are a result of the Company's Chapter 11 filing and subsequent reorganization efforts (see Note 2 of Notes to the Company's financial statements).

5. The Company's earnings were inadequate to cover the minimum fixed charge ratio of 1.0 to 1 in the fiscal years ended September 30, 1992 and 1994. The coverage deficiencies amounted to $78.9 million and $11.4 million, respectively.

6. Long term debt as of September 30, 1993 and 1992 excludes liabilities subject to compromise of $359.3 million and $399.5 million, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The following table summarizes the results of operations for the fiscal years ended September 30, 1996, 1995 and 1994, which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.


                                             YEARS ENDED SEPTEMBER 30,           %INCREASE (DECREASE)
                                        1996           1995           1994        1996          1995
                                     ----------------------------------------     -----         -----
                                                 In Thousands
INCOME

  Retail revenues                    $1,101,076     $1,059,011     $  952,308       4.0%         11.2%
  Other income                           20,433         21,378         22,494      (4.4)%        (5.0)%
                                     ----------     ----------     ----------     -----        ------
    Total                            $1,121,509     $1,080,389     $  974,802       3.8%         10.8%

  Equity in earnings of
    Gulf Oil, L.P.                         7,855         13,612          6,361     (42.3)%      114.0%
  Gains on sales of
    property and equipment               11,372          9,673          9,517      17.6%          1.6%
                                     ----------     ----------     ----------     -----        ------
    Total                             1,140,736      1,103,674        990,680       3.4%         11.4%

Wholesale revenues                      274,635        240,835        213,198      14.0%         13.0%
                                     ----------     ----------     ----------     -----        ------
Total income                          1,415,371      1,344,509      1,203,878       5.3%         11.7%
                                     ----------     ----------     ----------     -----        ------
Costs and expenses
   Cost of sales                      1,102,582      1,027,162        907,649       7.3%         13.2%
   Operating expenses                   247,447        242,131        238,828       2.2%          1.4%
   Depreciation and amortization         18,703         17,541         16,273       6.6%          7.8%
   Special charge                            --             --         22,098        --        (100.0)%
                                     ----------     ----------     ----------     -----        ------
    Total                             1,368,732      1,286,834      1,184,848       6.4%          8.6%
                                     ----------     ----------     ----------     -----        ------

Operating income                     $   46,639     $   57,675     $   19,030     (19.1)%       203.1%
                                     ==========     ==========     ==========     =====        ======


OTHER OPERATING DATA

Merchandise gross profit             $  151,404     $  147,925     $  147,980       2.4%         (0.0)%

Merchandise gross profit
  as a percentage of sales                 30.5%          29.9%          31.0%

Gasoline gallons sold                   493,623        470,576        426,466       4.9%         10.3%
Gasoline gross profit                $   63,947     $   65,737     $   51,293      (2.7)%        28.2%
Gasoline gross profit
  cents per gallon                         13.0           14.0           12.0      (7.1)%        16.7%

Operating income before
  depreciation, amortization
  and special charges as a
  percentage of total revenues              4.6%           5.6%           4.8%

Operating income as a
  percentage of total revenues              3.3%           4.3%           1.6%

Comparable average store and
  station data:

  Merchandise sales growth                  0.5%           3.5%           2.8%
  Gasoline gallons sold                     4.9%          10.3%          11.1%


YEAR ENDED SEPTEMBER 30, 1996 VERSUS 1995

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $494.7 million for fiscal year 1996, an increase of $2.3 million or .5%, over the prior fiscal year. Merchandise sales gross margin dollars remained relatively stable; gross margin, as a percentage of sales, increased from 29.9% to 30.5%, reflecting improved product gross margins and slightly higher ancillary income.

Retail gasoline sales were $606.4 million, an increase of $39.8 million, or 7.0% over the prior fiscal year, aided by a 2.4[cents] per gallon increase in the average retail selling price. Gasoline gallon sales were 493.6 million, an increase of 23.0 million gallons, or 4.9% over the prior fiscal year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline and the remodeling and expansion of gasoline facilities at existing locations. The average cents per gallon margin of 13.0[cents] decreased 1.0[cents] or 7.1% from the prior fiscal year principally due to an increase in the cost of gasoline, offset to some extent by an increase in the retail selling price of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

On December 30, 1993, the Company entered into a joint venture agreement with Gulf Oil, L.P. The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in earnings from $13.6 million in the prior fiscal year to $7.9 million this year resulted primarily from unusually high margins achieved by Gulf Oil, L.P. in the first quarter of the prior fiscal year.

Gains on sales of property increased over the prior fiscal year. Eighty-two properties were sold during the fiscal year ended September 30, 1996, compared to ninety-three sold in the prior fiscal year. A non-operating petroleum terminal was sold in the current fiscal year for a gain of $2.5 million.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $145.7 million, an increase of $32.8 million or 29.1% over the prior fiscal year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $128.9 million, an increase of $1.0 million, or .8% over the prior year.

Cost of sales increased over the prior year as a result of increases in product costs and volumes sold in the gasoline operations. A LIFO charge was incurred to recognize the increasing costs of materials purchased. Operating expenses increased over the prior year as a result of increases in payroll and benefits, and as a result of increases in the volume of gasoline sold and the severity of the winter weather. Depreciation and amortization increased as a result of capital expenditures incurred during the year.

Interest expense decreased from the prior fiscal year principally due to lower debt. The Company, commencing in fiscal year 1996, is providing for estimated state income taxes.

Competition and other factors pressured the Company's store, station and manufacturing gross margins in the last quarter of its 1996 fiscal year and such pressure has continued into the first quarter of fiscal 1997. Gulf Oil, L.P. anticipates similar margin pressure in their first quarter ended

December 31, 1996. Although the Company anticipates margins will improve during fiscal 1997, there can be no assurance that such improvements will occur.

YEAR ENDED SEPTEMBER 30, 1995 VERSUS 1994

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $492.4 million for fiscal year 1995, an increase of $16.8 million or 3.5%, over the prior fiscal year. Merchandise sales gross margin dollars remained relatively stable; gross margin, as a percentage of sales, decreased from 31.0% to 29.9% reflecting continued pressure on merchandise margins from sales of milk, coffee and tobacco products.

Retail gasoline sales were $566.6 million, an increase of $89.9 million, or 18.9% over the prior fiscal year, aided by an 8.6[cents] per gallon increase in the retail selling price. Gasoline gallon sales were 470.6 million, an increase of 44.1 million gallons, or 10.3% over the prior fiscal year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon margin of 14.0[cents] increased 2.0[cents] or 16.7% over the prior fiscal year principally due to a decrease in the cost of gasoline in the wholesale market with retail prices remaining relatively stable.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

On December 30, 1993, the Company entered into a joint venture agreement with Gulf Oil, L.P. The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The increase in earnings from Gulf Oil, L.P., is principally due to a full year of operations in fiscal year 1995 versus nine months in fiscal year 1994 and better margins, which are volatile, and may fluctuate depending upon economic conditions and other matters.

Gains on sales of property increased slightly over the prior fiscal year. Ninety-three properties were sold during the fiscal year ended September 30, 1995, compared to fifty-eight sold in the prior fiscal year. One property was sold in the prior fiscal year for a gain of $3.0 million.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $112.9 million, an increase of $5.6 million or 5.2% over the prior fiscal year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $127.9 million, an increase of $29.8 million, or 30.4% over the prior year. The Company began selling gasoline directly to its Lessee Dealers on January 1, 1994. Prior to that time, the Company received commissions and thruput income totalling $7.8 million for the first quarter of the prior fiscal year.

Cost of sales increased over the prior year as a result of the increased cost of petroleum as well as the increased volumes sold in the gasoline operations. Operating expenses increased over the prior fiscal year as a result of the Company-instituted compensation and benefit programs and higher expenses incurred as a result of the increases in the volume of gasoline being sold, offset by reduced costs attributable to operations transferred to Gulf Oil, L.P. Depreciation and amortization increased as a result of capital expenditures during the year.

Interest expense decreased from the prior fiscal year principally due to lower debt.

The extraordinary item represents the purchase of debt at a discount during fiscal year 1995.

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

In June 1996, the Company consummated a $30 million working capital and letter of credit facility with a new lender. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. The facility is secured by certain of the Company's accounts receivable, inventory and real properties.

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

Among those obligations and capital expenditures that now, or in the future may, require significant commitments of the Company's available cash are (i) debt service, including principal repayment, Target Payments under the Company's restructured indebtedness and debt service under the new working capital facility, (ii) insurance coverage for worker's compensation and general and automobile liability claims, (iii) costs associated with environmental compliance, (iv) payments to meet certain tax obligations of the Company's shareholders and (v) the Company's potential response to the Put or exercise of the Call with respect to its partners' partnership interests in Gulf Oil, L.P. Those items are discussed below.

DEBT SERVICE

The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of December 30, 1993, the Effective Date of the Plan, the Company had total indebtedness of approximately $371 million which has been reduced to approximately $327 million as of September 30, 1996. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments contain cross-default provisions.

The Company consummated a new $30 million working capital and letter of credit facility in June of 1996. The new facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of September 30, 1996, the Company had drawn down $5 million of the revolving credit line and used $20 million to provide letters of credit for its insurance and bond program.

Certain of the Company's credit agreements require the Company to make Target Payments of the outstanding principal amount due each year from the sales proceeds of certain designated mortgaged properties. The Company's remaining Target Payments with its Target Payment Lenders aggregated approximately $7.0 million as of September 30, 1996. Remaining Target Payments for the next four fiscal years are estimated to be $2.8, $1.8, $.8 and $.5 million, respectively, and $1.1 million thereafter. Aggregate cash requirements for the year ended September 30, 1996, for principal payments, including target payments of $7.0 million, debt service and capital expenditures were approximately $78.2 million. Aggregate cash requirements for fiscal 1997 are estimated to be $62.6 million, including $2.8 million in Target Payments. The funding for such anticipated cash requirements is expected to be provided from earnings of the Company and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

For fiscal years ended September 30, 1996 and 1995, the Company raised $21.1 million and $21.2 million respectively, from its asset disposition program. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

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

INSURANCE AND BOND PROGRAMS

The Company assumes a high degree of risk as a result of the high deductibles under worker's compensation, general liability and automobile insurance policies issued by an unrelated insurer. These risks, estimated at $18.8 million, on a present value basis for the years 1992 through 1996, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $14.1 million at September 30, 1996. At September 30, 1995, deposit premiums in the amount of $28.5 million, net of estimated insurance claims of $19.6 million, resulted in prepaid insurance of $8.9 million at that date. The unrelated insurance company providing these coverages required collateral in the form of a $12.0 million letter of credit and certain real properties, cash and reinsurance at September 30, 1996. The Company's new working capital and letter of credit facility (see Note 7 of the Company's Notes to financial statements), along with changes agreed to by its insurer, permitted the Company to rearrange its collateral requirements as mentioned above, resulting in the return to the Company in fiscal 1996 of approximately $22.7 million previously on deposit with Conven-Petro Insurance Company (Conven-Petro), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership. Conven-Petro reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. Payments and deposits to Conven-Petro amounted to $3.6 million, $1.1 million and $16.3 million for the years ended September 30, 1996, 1995 and 1994, respectively. In addition to collateral for its insurance program, the Company also provides an $8 million letter of credit to secure a $20 million bond line. Bonds are posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.


ENVIRONMENTAL COMPLIANCE

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, particularly the comprehensive regulatory programs governing underground storage tank systems ("USTs") used in its operations. In addition, the Company had operating expenses for assessment and remediation activities in connection with releases into the environment of gasoline or other regulated substances from USTs at the Company's current or former gasoline facilities a portion of which expenses were reimbursed from state trust fund programs. Due to the nature of releases, the actual costs incurred may vary from the Company's estimates, and the ongoing costs of assessment and remediation activities may vary from year to year.

In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 82% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 190 more USTs require upgrading or replacement by December 22, 1998. The Company estimates that through December 22, 1998 capital expenditures of approximately $24.3 million will be made in order to comply with UST regulatory requirements and to enhance its gasoline business. The actual costs incurred may vary substantially from these estimates.

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


TAX DISTRIBUTIONS TO SHAREHOLDERS

The Company negotiated and has paid to the Internal Revenue Service $3.9 million for settlement of the fiscal years ended September 30, 1988 to 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has also selected the 1994 return for examination. Additional taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company may be required to make significant distributions to shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992. During the fiscal year ended September 30, 1996 the Company paid approximately $6.3 million to its shareholders for estimated tax liabilities.

Gulf Oil, L.P.

In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil, L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil, L.P.

The Company's equity in the earnings of Gulf Oil, L.P. was approximately $7.9 million and $13.6 million for the year ended September 30, 1996 and 1995 respectively. Gulf Oil, L.P.'s earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil, L.P. will generate earnings consistent with prior year's levels.

Although the Partnership Agreement provides for certain distributions to partners, such distributions are subject to restrictive covenants in Gulf Oil, L.P.'s agreements with its lenders, which permit distributions only for tax payments and only if no defaults exist. As a result, the Company currently receives distributions of only approximately 40% of the cash attributable to its pro rata share of partnership earnings. For the fiscal year ended September 30, 1996, the Company received approximately $2.7 million from Gulf Oil, L.P. in the form of tax distributions.

The Partnership Agreement provides that at any time on or after January 1, 1999, CMC and the Class B partners have the right, but not the obligation, to Put their partnership interest to the Company and the Company has the right, but not the obligation, to call such interests at a formula price equal to a multiple of Gulf Oil, L.P.'s earnings. If the Company is unable or determines it is not in its best interest to purchase upon the exercise of the Put or, if the Company, following the exercise of the Call is unable to complete the purchase, the Partnership Agreement provides that Gulf Oil, L.P. will be sold by an investment banker as a going concern.

The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil, L.P., with specific minimum purchase and brand maintenance cost requirements for each calendar year of the Supply Agreement (five years). The Company, for the calendar year 1995 purchased 536.7 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was
470.9 million gallons. Future calendar year minimums of branded product for the periods 1996 through 1998 are 476.7, 483.5, and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements. For the fiscal years ended September 30, 1996 and 1995, the Company purchased approximately $372.1 and $348.0 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and earnings of Gulf Oil, L.P., for each calendar year, have resulted in additional brand maintenance costs of $1.4 and $1.5 million for calendar 1995 and 1994, respectively, and $2.0 million has been paid or accrued through September 30, 1996. The ultimate amount for 1996 will be determined based on actual results for calendar 1996.

At September 30, 1996 and 1995, there was approximately $8.1 million and $9.0 million, respectively, in accounts payable due to Gulf Oil, L.P.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements of the Company and Gulf Oil, L.P. and the notes thereto appear on pages F-1 through F-37 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information (and the ages as of December 20, 1996) with respect to executive officers and Directors of the Company.

           Name                Age                   Position Held
           ----                ---                   -------------
Lily H. Bentas                 56      Chairperson of the Board of Directors,
                                       President and Chief Executive Officer;
                                       Member of Compensation Committee of the
                                       Board of Directors

Harry J. Brenner               47      Executive Vice President and Chief
                                       Operating Officer

Donald E. Holt                 51      Senior Corporate Vice President

Arthur G. Koumantzelis         66      Senior Vice President and Chief
                                       Financial Officer

Francis G. Locklin             60      Senior Vice President--Real Estate

Daniel E. Phaneuf              54      Senior Vice President--Retail Operations

Mark G. Howard                 40      Associate General Counsel and Secretary;
                                       General Counsel, Gulf Division

Michael A. Kelly               43      General Counsel

Robert J. Handforth            58      Vice President of Manufacturing and
                                       Distribution

George P. Haseotes             34      Vice President, Gulf Division

John E. Burke*                 57      Director; Member of Compensation
                                       Committee of the Board of Directors

Dr. Paul Hand*                 65      Director

Byron Haseotes                 64      Director

Demetrios B. Haseotes          68      Director; Chairman, Corporation
                                       Development Committee

George Haseotes                65      Director

Kenneth T. Koehler*            50      Director; Member of Compensation and
                                       Audit Committees of the Board of
                                       Directors

James C. McDermott*            41      Director; Member of Audit Committee of
                                       the Board of Directors

Dr. Geoffrey Pottow*           63      Director

----------------------------

* Independent Directors


      The Plan mandates that the Board of Directors consist of a total of nine directors, five of whom are not affiliated with the shareholders or the Company (the "Independent Directors") and four of whom are members of the Haseotes family. The Plan provides that the Independent Directors shall serve a term commencing December 30, 1993 and ending, in effect, on the date when the claims of the Unsecured Creditors Group have been paid in full which, absent prepayments, is scheduled to occur on December 30, 1998. In addition, it is an event of default under the Company's working capital facility if less than a majority of the Board consists of Independent Directors.

      The Independent Directors were initially selected by Lily H. Bentas and the Committee of Unsecured Creditors (as defined in the Plan). The Plan provides that in the event an Independent Director resigns or is otherwise unable to serve, the person to fill such vacancy will be selected by a member of the Post-Confirmation Committee (as defined in the Plan) and a representative of the Company selected by the shareholders. If the two parties cannot agree, the vacancy will be filled by arbitration.

      At such time when the majority of the Board of Directors does not consist of Independent Directors certain actions, as prescribed by certain of the Company's credit agreements, will require approval by an Independent Mediation Board, consisting of three individuals who are not affiliates of the Company. One of the three individuals will be selected by the Company, and the other two will be selected in the same manner as the Independent Directors. If the Company is unable to find individuals willing to serve pursuant to the selection procedure for Independent Directors, the two members may be selected by the Company provided that such members are not affiliates and do not have a material business or personal relationship with the Company or any affiliate of the Company and the Trustee determines such qualifications are met.

      Directors who are not Independent Directors are elected by the shareholders and serve a one year term or until a successor is duly appointed and qualified. The Plan requires that Lily Bentas serve as chairperson of the Board of Directors until the claims of the Unsecured Creditor Group have been paid in full. Vacancies with respect to directors who are not Independent Directors (as defined in the Plan) are filled by the shareholders.

      On or about March 16, 1993 Demetrios B. Haseotes, a director and shareholder of the Company, entered into an agreement with the Company (the "March Agreement"). Among other things, the March Agreement restricts Mr. Haseotes' right to be involved from and after March 16, 1993 in the day-to-day management of the Company's business, and restricts certain transfers of funds from certain companies to or for the benefit of Mr. Haseotes or any entity in which he has any interest, other than the Company. The Plan also restricts Mr. Haseotes' involvement in day-to-day operations of the Company. Notwithstanding such restrictions, Mr. Haseotes's continued involvement resulted in a lawsuit in 1995, and the Company has obtained an injunction from the Bankruptcy Court enjoining him from entering the Company's premises or communicating with Company executives or employees except under limited circumstances. The Board subsequently suspended Mr. Haseotes from the performance of any duties and suspended his compensation. See "Item 3 -- Legal Proceedings".

      The positions of General Counsel, Senior Vice President of Retail Operations, Vice President of Manufacturing and Distribution and Vice President of the Gulf Division are appointed by the President. All other Executive Officers are appointed by the Board of Directors annually to serve a one year term or until a successor is duly appointed and qualified.

     The following is a description of the business experience of each Executive Officer and Director. Except as indicated, each of the named individuals has held the position for more than the past five years. Ms. Bentas is the sister of Demetrios B., George and Byron Haseotes, all of whom are brothers. Mr. George
P. Haseotes is the son of Demetrios B. Haseotes.

     LILY H. BENTAS serves as Chairperson of the Board of Directors, President and Chief Executive Officer. Ms. Bentas has been employed in key management positions at the Company for her entire business career.

     HARRY J. BRENNER has served as Chief Operating Officer and Executive Vice President since 1993. Prior to that time, Mr. Brenner was Senior Vice President, Retail Operations. Mr. Brenner has served the Company in various management capacities since 1984 and has 20 years of experience in the convenience store business.

     DONALD E. HOLT serves as Senior Corporate Vice President. Mr. Holt has served the Company since 1985 and has over 25 years of experience in manufacturing and convenience store businesses. Mr. Holt also serves as President and Director of Conven-Petro Insurance Company, an affiliate of the Company. Mr. Holt is a Certified Public Accountant.

     ARTHUR G. KOUMANTZELIS has served as Senior Vice President and Chief Financial Officer since July 1990. Prior to that time, Mr. Koumantzelis was employed at the international accounting firm of Ernst & Young for 37 years, including 24 years as a senior partner, serving in various management positions. Mr. Koumantzelis also serves as a trustee of Hospitality Properties Trust, a real estate investment trust which is listed on the New York Stock Exchange.

     FRANCIS G. LOCKLIN serves as Senior Vice President--Real Estate. Mr. Locklin also serves as Vice President and Director of Conven-Petro Insurance Company, an affiliate of the Company.

     DANIEL E. PHANEUF has served as Senior Vice President of Retail Operations since October 1996. Mr. Phaneuf has served the Company in various management capacities since 1969.

     MARK G. HOWARD serves as Associate General Counsel of the Company, a position he has held since 1986. Effective January 1, 1995, he was appointed to the additional positions of Secretary to the Corporation and General Counsel of the Gulf Division. Prior to joining Cumberland Farms, Mr. Howard was Corporate Counsel with Exxon Corporation. His practice specialties include general corporate, environmental, litigation and petroleum issues. Mr. Howard is a member of the bars of Connecticut, Massachusetts, New Jersey, New York, Texas and Washington, D.C.

     MICHAEL A. KELLY has served as General Counsel since January 1995. Prior to that time, Mr. Kelly was a senior partner with Adler, Pollock & Sheehan. During his time at Adler, Pollock & Sheehan, Mr. Kelly specialized in real estate, land use, construction and environmental litigation and published several articles and lectured on these subjects. Mr. Kelly also served as General Counsel to the Rhode Island Port Authority and Economic Development Corporation. Mr. Kelly is chairman of the Rhode Island Judicial Nominating Commission and is a member of the Massachusetts and Rhode Island bars.

     ROBERT J. HANDFORTH has served as Vice President of Manufacturing and Distribution since November 1994. Prior to such time he was Vice President and Director of Operations for Lehigh Valley Dairies, Inc., formerly a Division of John LaBatt Ltd.

     GEORGE P. HASEOTES has served as Vice President of the Gulf Division since October 1, 1996. Prior to such time, Mr. Haseotes was Director of Wholesale Petroleum Sales for the Company. Mr. Haseotes has extensive experience in various aspects of the petroleum business.

     JOHN E. BURKE has served as an Independent Director since December 30, 1993. Mr. Burke is Vice President, Credit and Collections of Nestle, USA. He joined Nestle Company, Inc. as Assistant Credit Manager in 1971. In 1979 he was appointed Assistant Treasurer of Nestle Corporation, and, in 1991 was appointed to his current position. He is presently on the Board of Directors of the National Food Manufacturers Credit Association, and a director of several organizations. He is past Chairman of the National Food Manufacturers Credit Association. He has chaired or served on creditor's committees for a number of food company reorganization cases.

     DR. PAUL HAND has served as an Independent Director since December 30, 1993. Dr. Hand was Secretary and General Manager of the Atlantic Dairy Cooperative from 1982 until July 1993, and retired after 36 years as an executive in the dairy industry.

     BYRON HASEOTES serves as a Director and an Executive Employee and has served in key management positions of the Company for his entire business career.

     DEMETRIOS B. HASEOTES serves as Director and an Executive Employee and has served in key management positions of the Company for his entire business career.

     GEORGE HASEOTES serves as a Director and an Executive Employee and has served in key management positions of the Company for his entire business career.

     KENNETH T. KOEHLER has served as an Independent Director since December 30, 1993. Mr. Koehler was elected President, Chief Executive Officer and Director of Golden City Commercial Bank in 1994. Mr. Koehler was Principal of Lyons, Zomback & Ostrowski, Inc., Bank and Thrift Consultants from 1992 to 1993. Mr. Koehler was also President and Chief Executive Officer of Dollar Dry Dock Bank from 1989 to 1992. He has spent 17 years as a commercial banker with Rhode Island Hospital Trust National Bank as well as serving as a director of various corporate and non-profit entities.

     JAMES C. MCDERMOTT has served as an Independent Director since May 1994. Mr. McDermott has served as National Credit Manager for Bemis Co., Inc. since November 1995. Prior to such time, Mr. McDermott served as the Division Manager of Credit of Continental Baking Company.

     DR. GEOFFREY POTTOW has served as an Independent Director since December 30, 1993. Dr. Pottow has been employed in various capacities at the Becker Milk Co., Ltd. of Scarborough, Ontario, a convenience store company which is publicly traded on the Toronto Stock Exchange, since 1964 and has served as President/Director since 1984.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth the compensation of the Chief Executive
Officer and the four most highly compensated executive officers of the Company.
The table also shows compensation for services rendered in all capacities to the Company during fiscal years 1996, 1995 and 1994.

  Name and Principal Position           Year     Salary     Bonus     All Other Compensation
  ---------------------------           ----     ------     -----     ----------------------
                                                                               (1)
Lily H. Bentas, President,              1996    $469,000     $200,000        $43,500(3)
 Chairperson of the Board of Directors  1995    $394,000     $200,000        $30,500(3)
 and Chief Executive Officer            1994    $394,000     $150,000        $15,125(3)


Harry J. Brenner,
 Executive Vice President and Chief     1996    $275,000     $125,000
 Operating Officer                      1995    $250,000     $125,000
                                        1994    $190,000     $100,000

Michael A. Kelly, General Counsel       1996    $259,375     $ 25,000
                                        1995    $187,500(2)  $ 25,000

Mark G. Howard, Associate General       1996    $166,250     $ 60,000
Counsel and Secretary                   1995    $159,844     $ 50,000
                                        1994    $146,845     $ 30,000

Daniel Phaneuf, Senior Vice             1996    $157,000     $ 65,000
 President--Retail Operations           1995    $147,500     $ 65,000
                                        1994    $140,000     $ 50,000

-------------


(1) The Company made matching 401(k) contributions for fiscal year 1994, 1995 and 1996 as follows: Ms. Bentas $1,582, $3,848, $4,485, Mr. Brenner $1,565,
$1,964, $4,500, Mr. Kelly $0, $0, $3,750, Mr. Howard $1,269, $4,500, $4,500, and
Mr. Phaneuf $1,134, $4,183, $4,500, respectively.

(2) Mr. Kelly was hired as General Counsel of the Company at an annual salary of $250,000, effective January 1, 1995.

(3)  Director's fees.

DIRECTOR COMPENSATION

      Each director receives an annual director's fee of $30,000 payable in arrears at the end of each fiscal year. Directors also receive $1,000 for each regularly scheduled meeting, $500 for each telephonic meeting in excess of 30 minutes, $500 for each committee meeting and $1,000 per day for special projects, and $2,500 for service on committees of the Board.

EXECUTIVE EMPLOYEE COMPENSATION

      For fiscal year 1996, the Company paid compensation, including director's fees, to the Executive Employees as follows: Demetrios B. Haseotes -- $35,500 (Director fees only), George Haseotes -- $231,333 and Byron Haseotes -- $335,500. The aggregate annual compensation paid to members of the Haseotes family who are "Affiliates" (which is defined in certain credit agreements of the Company to include shareholders of the Company) is limited by the Indentures and other credit agreements of the Company. The Indentures limit such compensation to an annual aggregate amount of $2 million, subject to cost-of-living increases and other amounts approved by the Board, including by a majority of Independent Directors or, if the Independent Directors are not a majority of the Board, by the Independent Mediation Board. The Board of Directors has suspended, effective April 30, 1995, the payment of compensation to Mr. Demetrios B. Haseotes as a result of the Company's concerns about improper receipt of funds by Mr. Haseotes from the sale of a crude oil refinery in Canada. See Note 3 to the Company's Financial Statements.

EMPLOYMENT AGREEMENTS

      The Company has a four-year employment agreement with Lily Bentas, President and Chief Executive Officer, commencing December 30, 1993 and ending December 30, 1997. The agreement provides for an annual base salary of $394,000, subject to adjustment by the Board of Directors. The agreement also provides that, in the event of termination of her employment without cause, Ms. Bentas will be entitled to a lump sum payment of $197,000, subject to adjustment by the Board, plus the continuation of her base salary, as adjusted by the Board, for the greater of (i) 12 consecutive months following termination or (ii) the number of remaining months under the employment agreement.

401(k) SAVINGS PLAN

      The Company merged its Profit Sharing Retirement Plan into an Employee Savings Plan effective October 1, 1993 (the "Savings Plan") and amended the Savings Plan on April 1, 1994 to expand its coverage to include all eligible Company employees. The Savings Plan is in the form of a 401(k) plan and has been established for the primary purpose of providing eligible employees with an opportunity to accumulate savings by means of salary adjustment and contributions by the Company.

      Participation in the Savings Plan is available to employees who were participants in the Profit Sharing Plan as of September 30, 1993 and all new employees who meet the eligibility requirements. An employee must be employed for at least one year and must actually work 1,000 hours in a plan year. Enrollment is permitted on the first day of the calendar quarter following the completion of the eligibility requirements. An employee may defer from 1% to 15% of his/her total compensation but in no event to exceed the maximum amount prescribed by the Code for each calendar year ($9,240 for 1995). On a quarterly basis, the Company matches $.50 on the dollar up to 6% of an employee's gross quarterly compensation. Each participant may select among several investment funds in which the amounts credited to a participant's account are invested. An employee will always be 100% vested in his/her contributions. The Company matching contribution will vest 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service.

      The vested portion of the contributions allocable to a participant are distributable upon termination of employment, other than by reason of retirement, disability or death. All contributions allocable to a participant, whether or not vested, are payable upon retirement, disability or death. A full distribution is available upon attainment of age 59 1/2 or prior to age 59 1/2 if a participant qualifies for financial hardship. The Savings Plan also has a loan feature and allows for rollover contributions from other qualified plans.

TRANSFERRED EMPLOYEES RETIREMENT PLAN

      The Company is also obligated to contribute to the Cumberland Farms Transferred Employees Retirement Plan (the "Retirement Plan"), a defined benefit plan which covers the employees transferred to the Company upon acquisition of certain of the Gulf assets from Chevron. The Company is obligated to contribute to the Retirement Plan on behalf of all transferred employees including those employees who are now employed by Gulf Oil, L.P. None of the Directors or Executive Officers are covered by this plan. As of the fiscal year ended September 30, 1996, the assets of the Retirement Plan exceeded the benefit obligations. The Board voted to amend the Plan to freeze benefit accruals effective April 1, 1995 in order to reduce the Company's future costs under the Retirement Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      Following the Company's Reorganization, the Board of Directors appointed a compensation committee which presently consists of Lily H. Bentas (the Chairperson of the Board of Directors, President and Chief Executive Officer), John Burke and Kenneth Koehler. The purpose of the committee is to determine the compensation of executive officers, including the President and key employees. The compensation committee considers several factors in determining annual compensation, including past performance, individual talents and industry standards. See "Item 13 -- Certain Relationships and Related Transactions" for a discussion of the real estate purchased by Ms. Bentas from the Company.

      The compensation committee has determined salaries for fiscal year 1996 as it did for 1995. The compensation committee determined the bonuses paid to executive officers, including the President and Chief Executive Officer, for fiscal years 1994, 1995 and 1996. In determining the bonuses, the compensation committee took into account the overall contribution made by the individual over the past year and bonuses paid to individuals in comparable positions at similarly situated companies. The compensation committee had allocated $100,000 to be paid as a bonus to Mr. Demetrios B. Haseotes. Mr. Haseotes has asserted that the bonus allocated to him was $125,000; the Company disagrees with Mr. Haseotes's assertion. For fiscal year 1994, the compensation committee suspended payment of such bonus pending the resolution of outstanding disputes between Mr. Haseotes and the Company. The committee may also, from time to time, make recommendations concerning compensation arrangements for directors to be submitted to the full Board for approval.

ITEM 12.  SECURITY OWNERSHIP

      The Company's equity securities consist of two classes of Common Stock, par value $1.00 per share, Class A Common Stock and Class B Common Stock. The two classes are identical, except that the Class B Common Stock has no voting rights. The following table provides information as of December 1, 1996, with respect to the shares of Class A Common Stock and Class B Common Stock deemed to be beneficially owned by each person known by the Company to own more than 5% of the outstanding Class A Common Stock, by each Director, each Executive Officer, and all Directors and Executive Officers as a group. Except as noted below, each holder has sole voting and investment power. The mailing address of each party named below is c/o Cumberland Farms, Inc., 777 Dedham Street, Canton, MA 02021.

                                                                    Percentage of
        Name         Title of Class Owned  Amount of Class Owned     Class Owned
        ----         --------------------  ---------------------     -----------

Demetrios B. Haseotes*  Class A Common              2                    25%
                        Class B Common           30,253.5                25%

Byron Haseotes          Class A Common              2                    25%
                        Class B Common           30,253.5                25%

George Haseotes**       Class A Common              2                    25%
                        Class B Common           30,253.5                25%

Lily H. Bentas          Class A Common              2                    25%
                        Class B Common            7,566                6.25%



      Directors and Executive Officers as a group own eight shares, constituting 100%, of the Class A Common Stock and 98,326.5 shares, constituting 81.25%, of the Class B Common Stock; all Directors and Executive Officers who hold stock are members of the Haseotes Family.

* Shares are subject to liens in favor of Conven-Petro Insurance Company as assigned to the Company.

** Shares are subject to liens in favor of David Wilkes and Central National
   Bank, Canajoharie.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has had significant transactions since October 1, 1995 with the following affiliates:

      Name of Affiliate                                Nature of Affiliate
      -----------------                                -------------------

Bay Colony Realty Associates ("Bay Colony")     Owned by the Class A Shareholders

Cumberland Farms of Vermont, Inc.               Owned by the Class A Shareholders
("CFI of Vermont")

Cumberland Farms of Massachusetts, Inc.         Owned by the Class A Shareholders
("CFI of Mass.")

Conven-Petro Insurance Company                  Owned by CFI of Vermont

Lily H. Bentas                                  Director and Shareholder

JoAnn Tambakis                                  Class B Shareholder

Pilgrim Farms Dairy, Inc.                       Owned by Demetrios B. Haseotes

Public Petroleum, Inc.                          Owned by Demetrios E. Haseotes, son of
("Public Petroleum")                            Demetrios B. Haseotes, a Director and
                                                Shareholder


      LEASES. The Company leases 27 properties from Bay Colony. During fiscal year ended September 30, 1996, the Company paid $1.1 million to Bay Colony to lease these properties.

      The Company leases two properties located in Massachusetts to Public Petroleum which are operated as retail gasoline stations. The Company received for the fiscal year ended 1996 the aggregate amount of $83,000 for the lease of these two properties.

      The Company believes that all of its leases with affiliates are on terms at least as favorable to the Company as would be negotiated with unaffiliated third parties.

      LOANS BETWEEN THE COMPANY AND AFFILIATES. As of September 30, 1996, the
Company had outstanding loans in excess of $60,000 with its shareholders and affiliates in the amounts detailed below. Interest was being accrued on the outstanding indebtedness; however, the Company stopped accruing interest at different times over the past years. Interest has not been paid on any of these loans since May 1, 1992.

                                AMOUNTS DUE TO THE      AMOUNTS DUE FROM THE
                                ------------------      --------------------
                                     COMPANY                   COMPANY
                                     -------                   -------
                                              (IN THOUSANDS)
        Shareholders
        ------------
        Demetrios B. Haseotes         $1,588                   $2,853
        George Haseotes               $1,212                   $  604
        Byron Haseotes                $1,212                   $  322
        Lily H. Bentas                $  303                   $  282
        Anastasia Marty               $  303                   $   68
        Hytho Pantazelos              $  303                   $   69
        JoAnn Tambakis                $  303

        Affiliated Parties
        ------------------
        Bay Colony Realty                                      $1,154
        Associates

      LIQUOR AFFILIATES. Certain of the Company's stores provide space and personnel to affiliates whose sole business is to hold liquor licenses and sell alcoholic beverages, principally beer, in the Company's stores. The Company believes that the terms of such arrangements are at least as favorable to it as would be negotiable with a third party. A summary of such sales, costs charged by the Company to such affiliates and the profitability of such affiliates during each the last fiscal year is as follows:

                                          Fiscal 1996
                                          -----------
        CFI of Vermont
          Sales                             $1,696
          Intercompany charges              $1,668
          Net Profit                        $   28
        CFI of Mass.
          Sales                             $  195
          Intercompany charges              $  193
          Net Profit                        $    2



      DISTRIBUTIONS. The Company is an S corporation for federal and certain state tax purposes. As such, the Company's principal tax liabilities are payable by its shareholders rather than by the Company. Pursuant to agreements between the Company and its shareholders, distributions will be made for any taxes payable by the shareholders as a result of the examination of the Company's tax returns. In December 1995, the Company distributed approximately $3.9 million to the shareholders for income taxes and interest and payable by the shareholders as a result of an Internal Revenue Service examination of the Company's federal income tax returns for the fiscal years ended 1988 - 1991. In addition, the Company paid approximately $6.3 million to its shareholders for estimated tax liabilities during fiscal 1996. The IRS is presently conducting an audit of fiscal years 1992, 1993 and 1994.

      TRANSACTIONS WITH CONVEN-PETRO. Conven-Petro is the Company's captive insurance company and an affiliate. As a result of the Company's insurance arrangements with Conven-Petro, Conven-Petro earns interest on funds deposited by the Company to secure letters of credit issued in connection with the Company's self-insurance program. The interest earned by Conven-Petro from these arrangements for the fiscal year ended September 30, 1996 was $90,000. The Company believes that the terms of such arrangements are at least as favorable to it as would be negotiated with a third party. Donald E. Holt, an executive officer of the Company is also President and Director of Conven-Petro. Francis G. Locklin, an executive officer of the Company, is also Vice President and Director of Conven-Petro. See Note 8 to the Company's financial statements for a discussion regarding payments made to Conven-Petro.

      SALE OF PROPERTY. In October 1995, JoAnn Tambakis, one of the Company's non-voting shareholders, purchased a property from the Company for $225,000. In May 1996, the Company's President purchased a property from the Company for $275,000. The Board of Directors approved each of the sales and determined that the purchase price and other terms of these sales were no less favorable to the Company than would be negotiated in a similar transaction with a third party.

      PILGRIM FARMS DAIRY, INC. In February 1996, the Board of Directors authorized the Company to enter into a supply arrangement with Pilgrim Farms Dairy, Inc. ("Pilgrim"), a company owned by Demetrios B. Haseotes. The supply arrangement contemplated the Company's purchase of raw milk from Pilgrim at federally regulated prices. The Board of Directors determined that the supply arrangement contemplated was on terms no less favorable to the Company than would be negotiated in a similar transaction with a third party. The Company paid $120,000 to Pilgrim during the fiscal year ended September 30, 1996. The Company terminated this supply arrangement as of May, 1996.

      COLLATERAL SECURITY FOR DIRECTORS. The Board of Directors required that the Company post a $5,000,000 letter of credit to secure the Company's indemnification obligations to the Directors under the Company's by-laws in connection with a lawsuit commenced by Demetrios B. Haseotes and George Haseotes with the Delaware Chancery Court. See Item 3 -- "Legal Proceedings". The Company granted to the issuer of the Letter of Credit a security interest in an equivalent amount of cash as collateral for the Letter of Credit. The Letter of Credit was terminated following dismissal of the litigation and the issuer of the Letter of Credit released its interest, and returned the cash to the Company.

      OTHER. In addition to compensation paid to Demetrios B. Haseotes, Byron Haseotes, George Haseotes and Lily Bentas, during the respective fiscal years ended September 30, 1996, the Company paid $150,000 to George P. Haseotes, Vice President of the Gulf Division, a member of the Haseotes family. The Company believes that the terms of such arrangements are at least as favorable to it as would be negotiable with a third party.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements:

      The following financial statements of the Company and Gulf Oil, L.P. and the Independent Auditors' Reports relating thereto, respectively, are filed under Item 8 in Part II of this report:

      Financial Statements of Cumberland Farms, Inc.
      ----------------------------------------------

            Report of Independent Auditors - Ernst & Young
            Balance Sheets, September 30, 1996 and 1995
            Statement of Operations and Retained Earnings
              (Deficit) Years ended September 30, 1996, 1995 and 1994
            Statements of Cash Flows, Years ended September 30,
              1996, 1995 and 1994
            Notes to Financial Statements

      Financial Statements of Gulf Oil, L.P.
      --------------------------------------

            Independent Auditors Report - Coopers & Lybrand
            Balance sheets as of September 30, 1996 and 1995
            Statement of Operations for the years ended September 30, 1996 and 1995 and for the nine months ended September 30, 1994
            Statement of Changes in Partners' Capital for the Years ended
              September 30, 1996 and 1995 and for the nine months ended September 30, 1994
            Statement of Cash Flows for the Years ended September 30, 1996 and
              1995 and for the nine months ended September 30, 1994
            Notes to Financial Statements

      The following financial statement schedules of the Company and Gulf Oil, L.P. and the Independent Auditors' Report relating thereto are filed as part of this report:

      Schedule II - Cumberland Farms, Inc. Valuation and Qualifying Accounts

      Schedule III - Gulf Oil, L.P. Valuation and Qualifying Accounts

      (a)(3) Exhibits filed as part of this report:

             As listed on the Exhibit Index beginning on page 46 hereof.

      (b)    Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Cumberland Farms, Inc.

We have audited the accompanying balance sheets of Cumberland Farms, Inc. as of September 30, 1996 and 1995, and the related statements of operations and retained earnings (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Gulf Oil Limited Partnership (Gulf Oil, L.P.), a partnership in which the Company has a 66-2/3% limited partnership interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements and schedule relates to data included for Gulf Oil, L.P., it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Farms, Inc. at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                ERNST & YOUNG

Boston, Massachusetts
December 16, 1996

                             CUMBERLAND FARMS, INC.

                                 BALANCE SHEETS

                                                           SEPTEMBER 30
                                                        1996           1995
                                                     ------------------------
                                                         (000'S OMITTED)

ASSETS
Current Assets:
   Cash and cash equivalents                         $  24,909      $  30,016
   Short-term investments, at cost                      12,200             --
   Accounts receivable, net                             21,476         19,081
   Inventories, at FIFO cost                            59,042         59,161
   Less: adjustment to LIFO cost                       (29,100)       (27,382)
                                                     ------------------------
    Net inventories                                     29,942         31,779
                                                     ------------------------

   Prepaid insurance (Note 8)                              431          2,500
   Property under agreement                              3,343          3,297
   Other current assets                                  5,382          5,041
                                                     ------------------------
Total current assets                                    97,683         91,714

Property and equipment (Note 4)                        343,151        334,226
Accumulated depreciation                               124,396        114,926
                                                     ------------------------
   Net property and equipment                          218,755        219,300

Notes and accrued interest
  receivable from stockholders (Note 5)                  5,224          5,191

Investment in Gulf Oil, L.P. (Note 6)                   36,445         31,240

Prepaid insurance (Note 8)                                  --          6,365

Other assets, net                                        8,097          8,617
                                                     ------------------------
                                                     $ 366,204      $ 362,427
                                                     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                 $  13,108      $  17,604
   Accounts payable                                     39,819         39,329
   Accrued gasoline taxes                                7,573          8,681
   Accrued insurance liability (Note 8)                  5,000             --
   Accrued payroll                                       5,995          5,529
   Other accrued expenses                                9,761          9,381
                                                     ------------------------
Total current liabilities                               81,256         80,524

Long-term debt (Note 7)                                218,398        236,661

Accrued insurance liability (Note 8)                     9,075             --

Deferred credits and other liabilities                  12,806         13,710
Notes and accrued interest
   payable to related parties (Note 5)                   5,458          5,458
                                                     ------------------------
Total liabiliaties                                     326,993        336,353
                                                     ------------------------

Commitments and contingencies (Notes 3, 8 and 9)

Stockholders' equity:
   Common stock (Note 2)                                   121            121
   Additional paid-in capital                            8,617          8,617
   Minimum pension liability (Note 10)                      --         (1,515)
   Retained earnings (Note 5)                           30,473         18,851
                                                     ------------------------
Total stockholders' equity                              39,211         26,074
                                                     ------------------------
                                                     $ 366,204      $ 362,427
                                                     ========================

See accompanying notes

                             CUMBERLAND FARMS, INC.

                             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                YEAR ENDED SEPTEMBER 30
                                                           1996             1995             1994
                                                      --------------------------------------------
                                                                    (000'S OMITTED)

Income
   Revenues (see Note below)                          $1,396,144       $1,321,224       $1,188,000
   Equity in earnings of Gulf Oil, L.P.                    7,855           13,612            6,361
   Gains on sales of property and equipment               11,372            9,673            9,517
                                                      --------------------------------------------
     Total income                                      1,415,371        1,344,509        1,203,878
                                                      --------------------------------------------

Cost & expenses
   Cost of sales                                       1,102,582        1,027,162          907,649
   Operating expenses                                    266,150          259,672          255,101
   Special charge (Note 3)                                    --               --           22,098
                                                      --------------------------------------------
     Total costs & expenses                            1,368,732        1,286,834        1,184,848
                                                      --------------------------------------------


Operating income                                          46,639           57,675           19,030
Interest expense                                         (22,872)         (25,071)         (27,891)
Reorganization expenses                                       --               --           (2,491)
                                                      --------------------------------------------

Income (loss) before provision for state income
   taxes and extraordinary gains                          23,767           32,604          (11,352)
Provision for state income taxes                          (1,919)              --               --
                                                      --------------------------------------------
Income (loss) before extraordinary gains                  21,848           32,604          (11,352)

Extraordinary gains (Note 1)                                  --            2,197            9,653
                                                      --------------------------------------------

Net Income (Loss)                                         21,848           34,801           (1,699)

Retained earnings (deficit) at beginning of year          18,851          (13,231)         (10,397)

Distributions to shareholders                            (10,226)          (2,719)          (1,135)
                                                      --------------------------------------------

Retained earnings (deficit) at end of year            $   30,473       $   18,851       $  (13,231)
                                                      ============================================

Note: Excise taxes of approximately $243,000, $231,000, and $208,000 collected from customers on retail gasoline and cigarette sales are included in Revenues and Cost of sales for fiscal years 1996, 1995, and 1994, respectively.



See accompanying Notes.

                             CUMBERLAND FARMS, INC.

                                             STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30
                                                            1996          1995          1994
                                                         ------------------------------------
                                                                    (000's OMITTED)
OPERATING ACTIVITIES
Net income (Loss)                                        $ 21,848      $ 34,801      ($ 1,699)
Changes not affecting cash:
   Depreciation and amortization                           18,703        17,541        16,273
   Gain on sales of property and equipment                (11,372)       (9,673)       (9,517)
   Equity in earnings of Gulf Oil, L.P.                    (7,855)      (13,612)       (6,361)
   Distribution of earnings by Gulf Oil, L.P.               2,650         7,650          --
   Special charge                                            --            --          22,098
   Extraordinary gains                                       --          (2,197)       (9,653)

Changes in assets and liabilities:
   Accounts receivable                                     (2,395)       (3,198)       (2,022)
   Inventories                                              1,837        (3,309)          450
   Other current assets                                      (341)       (2,951)         (325)
   Receivables from related parties                           (33)         (343)         --
   Other assets                                               162        (2,288)        3,575
   Prepaid/accrued insurance                               22,509        22,560       (18,040)
   Accounts payable and accrued expenses                      228         9,214        12,340
   Other liabilities                                          611        (2,632)        3,122
                                                         ------------------------------------
Net cash provided by operating activities                  46,552        51,563        10,241
                                                         ------------------------------------

INVESTING ACTIVITIES
   Proceeds from Gulf Oil, L.P.                              --            --          26,274
   Additions to property and equipment                    (27,582)      (23,636)      (19,106)
   Proceeds from sales of property and equipment           21,108        21,244        21,976
   Purchases, sales and maturities of short-term
     investments - net                                    (12,200)         --            --
                                                         ------------------------------------

Net cash provided (used) by investing activities          (18,674)       (2,392)       29,144
                                                         ------------------------------------

FINANCING ACTIVITIES
   Payments of debt                                       (27,758)      (25,561)      (33,166)
   Payments of debt at emergence                             --            --         (42,811)
   Distributions to shareholders                          (10,227)       (2,719)       (1,135)
   Proceeds from new debt                                   5,000          --            --
                                                         ------------------------------------

Net cash provided (used) by financing activities          (32,985)      (28,280)      (77,112)
                                                         ------------------------------------

Net increase (decrease) in cash and cash equivalents       (5,107)       20,891       (37,727)

Cash and cash equivalents at beginning of year             30,016         9,125        46,852
                                                         ------------------------------------

Cash and cash equivalents at end of year                 $ 24,909      $ 30,016      $  9,125
                                                         ====================================

Supplemental disclosures of cash flow information:
   Interest paid                                         $ 23,415      $ 24,933      $ 27,364
                                                         ====================================

   Income taxes paid                                     $    529      $    304      $    378
                                                         ====================================

Non-cash investing and financing transactions:
   Transfer of assets to Gulf Oil, L.P.                  $     --      $    127      $ 18,790
                                                         ====================================


See accompanying notes.

                             CUMBERLAND FARMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


 1.   BASIS OF PRESENTATION

Cumberland Farms, Inc. is an independent oil marketer and convenience store operator. The Company is organized into three divisions: Cumberland Farms, Gulf Oil and VSH Realty. The Cumberland Farms division includes the convenience store, retail gasoline and manufacturing operations. The Gulf Oil division markets refined petroleum products on a wholesale basis to lessee dealers as well as to company-operated locations. In addition to management and disposition of real property, the VSH Realty division acquires and develops properties for lease to the other divisions of the Company and others for use as retail and wholesale sales locations.

On May 1, 1992 (the "petition date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Massachusetts, Western Division (the "Bankruptcy Court"). The Company's amended and restated Plan of Reorganization (the "Plan"), as modified, was confirmed on October 22, 1993, and became effective on December 30, 1993. The Plan provided for, among other things, the cancellation of certain indebtedness in exchange for cash or new indebtedness, the discharge of other prepetition claims, the settlement of certain claims, the assumption or rejection of executory contracts (including leases) and the establishment of procedures for the selection of a board of directors for the Company. In addition to significant repayments of debt, approximately $2.2 million and $9.7 million reduction in the total indebtedness of the Company resulted from payments of debt at less than face value and forgiveness of debt, which amounts are included in income as extraordinary gains for the years ended September 30, 1995 and 1994, respectively.

 2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH

The Company includes as cash and cash equivalents, cash in banks, certificates of deposit, U.S. Government and other short-term securities with original maturities of three months or less when purchased. Investments with a maturity of more than three months but less than one year are classified as short-term investments. Included in cash and cash equivalents are certain savings accounts whose balances, aggregating approximately $660,000 and $720,000 at September 30, 1996 and 1995, respectively, contain the proceeds from sales of property and equipment which are to be used to repay secured debt. Also included in cash and cash equivalents at September 30, 1996 was $5,000,000 which had been deposited as collateral to secure a letter of credit obtained by the Company to provide funds for any costs of litigation against certain of the Company's Directors (See Note 8). Upon dismissal of the litigation in November 1996, the letter of credit was cancelled and $5,000,000 collateral was released. Due to the short maturity of short-term investments the carrying amounts approximate fair value.

The Plan permits the Company to withhold from the proceeds of sales of capital assets an amount equal to the imputed income tax on the gain recognized in the transaction, to be available for distributions to shareholders for their tax payments (See Note 5). These amounts ($130,000 at September 30, 1996 and $820,000 at September 30, 1995) were held in escrow by the Trustee and were also included in cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of allowances for doubtful accounts of $1,590,000 at September 30, 1996 and $1,614,000 at September 30, 1995.

In June 1996, the Company consummated a working capital and letter of credit facility (see Note 7). The facility is secured by certain of the Company's accounts receivable, inventory and real property.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with financially responsible institutions. Concentration of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base and the prompt payment terms. The Company has not experienced significant losses related to trade receivables.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost for inventories having a carrying value of approximately $24,918,000 and $26,806,000 at September 30, 1996 and 1995, respectively, was determined by the last-in, first-out ("LIFO") inventory method. The excess of current cost (determined on a first-in, first-out basis) of LIFO inventories over their carrying value was approximately $29,100,000 and $27,382,000 at September 30, 1996 and 1995,
respectively. Other inventories, which include construction-related supplies and plastics, are valued at cost based on the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT

Depreciation is calculated using straight-line and accelerated methods. Provision for depreciation is based upon the estimated useful lives of the assets or the lease terms, if shorter, as follows:

      Buildings                15 to 39 years
      Leasehold Improvements    7 to 19 years
      Machinery and equipment   3 to 10 years


DEBT ACQUISITION COSTS

Debt acquisition costs, amounting to approximately $1.8 million at September 30, 1996 and $1.1 million at September 30, 1995, were included in other assets and are being amortized on a straight-line basis over the term of the loans. Accumulated amortization amounted to $696,000 at September 30, 1996 and $385,000 at September 30, 1995.

INCOME TAXES

The Company operates as an S Corporation under the Internal Revenue Code and, accordingly, no provision for federal income taxes was made on account of income for 1996, 1995 and 1994 since each stockholder is individually liable for federal income taxes on their share of the Company's earnings. Provision has been made for income taxes due to certain states which do not recognize S Corporation status.

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991 (see Note 5). The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has also selected the 1994 return for examination.

Additional taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company during fiscal 1996, was required to distribute $3.9 million to its shareholders for tax assessments for the years 1988 to 1991 and may be required to make significant distributions to shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992 (See
Note 5).

GULF OIL, L.P.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil Limited Partnership ("Gulf Oil, L.P.") (see Note 6). Because control of Gulf Oil, L.P. resides with the general partner, the Company accounts for its investment in Gulf Oil, L.P. under the equity method.

REORGANIZATION EXPENSES

Expenses, principally professional and other fees, occurring as a result of the Company's Chapter 11 filing and subsequent reorganization efforts have been differentiated from normal operations in the statements of operations and retained earnings (deficit).

ENVIRONMENTAL REMEDIATION COSTS

Costs incurred to investigate and remediate contaminated sites, caused principally by the release of petroleum from underground storage tanks, are expensed unless the remediation extends the economic useful life of the assets employed at the site. Remediation costs that extend the economic life of the assets are capitalized and amortized over the remaining economic life of the assets.

Remediation costs for properties held for sale are considered in the assessment of the property's net realizable value. To the extent that such costs are expected to result in a loss on sale, such costs are accrued. To the extent not previously accrued, the Company provides for these costs at time of sale of the property.

The Company may also be liable for environmental remediation relating to properties previously sold. These costs are accrued as they become probable and determinable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, short and long-term debt and letters of credit. The Company believes that the carrying value of its financial instruments approximates fair value. The Company has made this determination for its fixed rate, long-term debt based upon interest rates currently available to refinance such debt.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in fiscal 1997 and does not believe the effect of adoption will be material.

POST-EMPLOYMENT OR POST-RETIREMENT BENEFITS

The Company does not have any material post-employment or post-retirement benefits.

COMMON STOCK

The authorized, issued and outstanding common stock of the Company consists of:

   *  Class A Voting, $1 par value, 8 shares
   *  Class B Non-voting, $1 par value, 121,014 shares

RECLASSIFICATIONS

Certain amounts in the financial statements for the years ended September 30, 1995 and 1994 have been reclassified to conform to 1996 classifications.


 3.   SPECIAL CHARGES

In 1987 and 1988, the Company advanced funds due and payable on demand, totalling $69,898,000 to two entities owned, directly or indirectly, by Demetrios B. Haseotes, a Director and voting shareholder of the Company.
During the year ended September 30, 1992, the Company determined that collection of the advances was doubtful, and charged to operations $47 million of the amounts advanced. The balance was estimated to be recoverable from a then pending sale of a refinery owned by one of the entities. On August 15, 1994, the refinery and related assets were sold to Vitol Holding B.V. ("Vitol"), a Netherlands corporation unaffiliated with the Company, in consideration of, among other things, Vitol's assumption of the refinery's liabilities and other consideration. In connection with the sale, the Company received $800,000 and wrote off the remaining balance of the advances in the aggregate amount of approximately $22.1 million. The Company has not, however, released one of the entities from liability for any advances made and is prohibited by the Company's Plan from doing so until the Unsecured Creditors Group has been paid in full. The Company believes that the amounts due are not collectible to any significant extent. In addition to the receipt of $800,000 from Vitol, a disputed claim filed in the Reorganization case, by a creditor of the refinery in the amount of $45 million, was reduced to a maximum of $8.5 million, less funds, if any, to be received from Vitol in connection with the sale of the refinery. In January 1996, Vitol settled its obligations with the creditor and the disputed claim of $8.5 million was dismissed.

 4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, and consist of the following
(in thousands):

                                              September 30,
                                           1996          1995
                                          --------    --------

Land and buildings                        $249,246    $255,059
Leasehold Improvements                       6,458       6,538
Machinery and equipment                     87,447      72,629
                                          --------    --------
                                           343,151     334,226
Less accumulated depreciation              124,396     114,926
                                          --------    --------
Net property, plant and
  equipment                               $218,755    $219,300
                                          ========    ========


During the years ended September 30, 1996 and 1995, the Company wrote off approximately $5,339,000 and $6,389,000, respectively, of fully-depreciated assets, some of which are still in use.

5.  TRANSACTIONS WITH RELATED PARTIES

Amounts due to and notes receivable from related parties were as follows (in thousands):

                                                         September 30,
                                                      1996           1995
                                                     ---------------------


Notes receivable from stockholders                  $4,065           $4,065
  Accrued interest thereon                           1,159            1,126
                                                    ------           ------
         Total                                      $5,224           $5,191
                                                    ======           ======
Amounts due to related parties:
   Due to V.S. Haseotes & Sons                      $    9           $    9
   Due to other related parties                      2,308            2,308
   Due to Bay Colony Realty Assoc.                   1,154            1,154
   Notes payable to stockholders                     1,500            1,500
                                                    ------           ------
                                                     4,971            4,971
   Accrued interest thereon                            487              487
                                                    ------           ------
         Total                                      $5,458           $5,458
                                                    ======           ======

Interest, at rates ranging from 9% to 10.5%, was accrued through September 30, 1992 on Notes receivable from stockholders amounting to $3,750,000.

During fiscal 1995, the Company purchased from Conven-Petro Insurance Company (see Note 8), a note receivable from Demetrios B. Haseotes in the face amount of $315,000. Interest accrues on the unpaid balance at the rate of two (2) percent over prime. The unpaid balance plus interest at September 30, 1996 was approximately $376,000. The face amount, plus interest, will be offset against payables to such stockholder when permitted by the Company's Plan.

Under the terms of the Company's Plan, the above amounts due to related parties are subordinated to claims of other creditors. No interest has been accrued on these Notes since September 30, 1992.

The Company leases real property from affiliated parties. Related-party rental expense in 1996, 1995 and 1994 was approximately $1,124,000, $1,153,000 and
$1,353,000, respectively.

In May 1996, the Company's President, a voting shareholder, purchased a property from the Company for $275,000. In October 1995, a non-voting shareholder purchased a property from the Company for $225,000. The Board of Directors approved the sales and determined that the purchase price and other terms of sale were no less favorable to the Company than would be negotiated in a similar transaction with a third party.

In February 1996, the Board of Directors authorized the Company to enter into a supply arrangement with Pilgrim Farms Dairy, Inc. ("Pilgrim"), a company owned by Demetrios B. Haseotes. The supply arrangement contemplated the Company's purchase of raw milk from Pilgrim at Federally regulated prices. The Company purchased approximately $120,000 of raw milk during the term of the contract. The Company terminated this supply arrangement in May 1996.

The terms of the Company's secured debt prohibit the payment of dividends, except for income taxes payable by the shareholders on account of corporate income, as provided in agreements between the Company and its shareholders. Pursuant to agreements between the Company and its shareholders, distributions will be made for any taxes payable by the shareholders as a result of the examination of the Company's tax returns. In December 1995, the Company distributed approximately $3.9 million to the shareholders for income taxes and interest payable by the shareholders as a result of an Internal Revenue Service examination of the Company's federal income tax returns for the fiscal years ended 1988-1991 (See Note 2). In addition, the Company paid approximately $6.3 million to its shareholders for estimated tax liabilities during fiscal 1996.

In March 1995, the Company commenced an action in the U.S. Bankruptcy Court alleging, among other things, breach of fiduciary duties and violations of the Plan in connection with acquisitions by CM Acquisitions, an affiliate of Demetrios B. Haseotes, of certain of the Company's Class 12 certificates. In June 1995, the Company purchased the Class 12 Certificates, with a face value of $486,000 for approximately $275,000, from CM Acquisitions pursuant to an order of the Bankruptcy Court.

6.  GULF OIL/GULF OIL, L.P.

In 1986, the Company acquired the Northeast marketing and distribution organization of Chevron/Gulf and has the exclusive rights to use and license the trade name "Gulf" in New England and the rest of the northeastern United States. The business consists of wholesale and retail petroleum operations. In January 1992, the Company entered into an Interim Customer Supply Agreement with Catamount Petroleum Limited Partnership ("Catamount"). The Supply Agreement, which ended on December 30, 1993, allowed Catamount Petroleum LP to sell Gulf-authorized products to Gulf's branded jobbers and dealers. The Company earned commissions and terminalling fees based on sales and margins earned by Catamount.

On December 30, 1993, the Company entered into an agreement with Catamount pursuant to which the Company transferred a substantial portion of the assets comprising its Gulf Oil Division to Catamount in exchange for a 66-2/3% limited partnership (Class A) interest in Catamount. The General Partner, and holder of a 1% general partnership interest, is Catamount Management Corporation ("CMC"). The remaining limited partnership (Class B) is held by affiliates of the Chief Executive Officer of Catamount. Upon consummation of the arrangement, Catamount changed its name to Gulf Oil, L.P. The assets transferred were, among other things, certain petroleum storage terminals, equipment, all rights to the "Gulf" name and all of its rights under contracts and agreements with its contract dealers, jobbers and certain customers. An additional petroleum storage terminal, with a net book value of $127,000 was contributed to Gulf Oil, L.P. during fiscal year 1995. Gulf Oil, L.P., on December 30, 1993 purchased from the Company certain receivables and inventories for approximately $26.3 million, net. The Class B limited partners contributed Catamount's existing business and assets and arranged for financing for the partnership.

The Partnership Agreement provides that at any time on or after January 1, 1999, CMC and the Class B partners have the right, but not the obligation, to Put their partnership interest to the Company and the Company has the right, but not the obligation, to call such interests at a formula price equal to a multiple of the Gulf Oil, L.P.'s earnings. If the Company is unable or determines it is not in its best interest to purchase upon the exercise of the Put or, if the Company, following the exercise of the

Call is unable to complete the purchase, the Partnership Agreement provides that Gulf Oil, L.P. will be sold by an investment banker as a going concern.

Gulf Oil, L.P.'s partnership agreement provides for distributions to partners. However, such distributions are subject to restrictive covenants in Gulf Oil, L.P.'s agreements with its lenders, which permit distributions only for tax payments and only if no defaults exist. Distributions amounted to $7,650,000 in 1995 and $2,650,000 in 1996.

The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil, L.P., with specific minimum purchase and brand maintenance cost requirements for each calendar year of the Supply Agreement (five years). The Company, for the calendar year 1995 purchased 536.7 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was
470.9 million gallons. Future calendar year minimums of branded product for the periods 1996 through 1998 are 476.7, 483.5, and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements. For the fiscal years ended September 30, 1996 and 1995, the Company purchased approximately $372.1 and $348.0 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and earnings of the Gulf Oil, L.P., for each calendar year, have resulted in additional brand maintenance costs of $1.4 and $1.5 million for calendar 1995 and 1994, respectively, and $2.0 million has been paid or accrued through September 30, 1996. The ultimate amount for 1996 will be determined based on actual results for calendar 1996.

At September 30, 1996 and 1995, there was approximately $8.1 million and $9.0 million, respectively, in accounts payable due to Gulf Oil, L.P.


Summarized financial statements of Gulf Oil, L.P. were as follows (000s omitted):
                                                 September 30,
                                                 -------------
                                               1996        1995
                                               ----        ----

Current assets:

         Cash                                $  4,891   $  1,178
         Margin deposits                        3,131      1,700
         Receivables, net                      58,193     59,632
         Inventory                             50,488     41,721
         Other                                  6,697      6,224
                                             --------   --------
Total current assets                          123,400    110,455

Property and equipment, net                    22,529     19,260
Intangible and other assets, net               14,556     12,689
                                             --------   --------
                                             $160,485   $142,404
                                             ========   ========
Current liabilities:
         Note payable to bank                $ 27,950   $ 39,800
         Current portion of long-term debt      2,500      3,000
         Accounts payable and accrued
           expenses                            56,626     41,249
         Subordinated notes payable
           to partners                          3,722      2,725
                                             --------   --------
Total current liabilities                      90,798     86,774
Long-term debt                                 17,500     11,250
Partners' capital                              52,187     44,380
                                             --------   --------
                                             $160,485   $142,404
                                             ========   ========




For the years ended September 30, 1996, 1995 and the nine months ended September
30, 1994 (000's omitted):

                                            1996           1995             1994
                                            ----           ----             ----

Sales                                    $1,925,498     $1,817,324     $1,342,324
Cost of Sales                             1,882,170      1,762,441      1,302,229
                                         ----------     ----------     ----------

        Gross profit                         43,328         54,883         40,095
Operating expenses                           12,388         12,088          8,748
Selling, general and
  administrative expenses                    15,828         16,118         12,621
Interest expense, net                         3,330          5,956          3,587
                                         ----------     ----------     ----------
Net income                               $   11,782     $   20,721     $   15,139
                                         ==========     ==========     ==========

Equity in Earnings of Gulf Oil, L.P.     $    7,855     $   13,612     $    6,361
                                         ==========     ==========     ==========

The Company's equity in the net income of Gulf Oil, L.P. for the period ended September 30, 1994, excludes $5,900,000 from the Partnership's net income. This amount represents the unrealized gains of the Partnership on margin deposits, petroleum contracts and inventory, at December 30, 1993.

7. SECURED DEBT

At September 30, 1995, the balance due under a credit agreement with a syndicate of commercial banks, including extension fees and restructuring expenses, was approximately $4.0 million. The loans under this agreement had been secured by eligible petroleum and other accounts receivable, inventories and by certain real property not previously mortgaged or otherwise encumbered. During fiscal 1996, this debt was paid in full and all liens held by this lender were released.

Approximately $185,600,000 of secured debt has fixed interest rates ranging from 4.5% to 10.5%. Variable rates are slightly higher than the prime rate (8.84% at September 30, 1996). The notes payable to the previously unsecured creditors (amounting to $8,142,000 at September 30, 1996 and $13,133,000 at September 30,
1995) are interest-free through December 1997, with a variable rate thereafter.


The maturities of the Company secured debt at September 30, 1996 are as follows:

                                                        (000S OMITTED)

         1997                                               $13,108
         1998                                                11,350
         1999                                                11,709
         2000                                                 3,707
         2001                                                 3,838
         Thereafter                                         187,794
                                                           --------
                                                           $231,506
                                                           ========

Included in the current portion of long-term debt at September 30, 1996 are target payments aggregating approximately $2.8 million. Nonpayment of these amounts when due would not constitute an event of default under the related loan agreements, but would permit the lender to assume control of the process of disposal of identified real estate, pledged as collateral for the loan, during the remaining term of the loan.

Included in other assets in the accompanying balance sheet at September 30, 1996 and 1995 were approximately $1.9 and $4.3 million, respectively, from sales of property and quipment held in a cash collateral account by State Street Bank & Trust, as Trustee for certain secured lenders. Such amounts have been or will be used to pay down secured debt. The restructured loan agreements contain financial covenants and restrict, among other things, transactions with affiliates, capital expenditures, total indebtedness and dividends. Substantially all of the Company's real property and other assets are encumbered by the secured debt. In addition, pursuant to the requirements of certain loan agreements, the Company filed a registration statement with the Securities and Exchange Commission to register approximately $139.0 million of secured debt. Such registration statement became effective on November 13, 1995.

The Company consummated a new $30.0 million working capital and letter of credit facility in June 1996. The new facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. The facility is secured by certain of the Company's accounts receivable, inventory and real properties. As of September 30, 1996, the Company had drawn down $5.0 million of the revolving credit line and used $20.0 million to provide letters of credit for its insurance and bond programs. The loan agreement provides for, among other things, certain financial covenants including leverage and fixed charge coverage ratios, to be met on a quarterly and annual basis. Borrowings under the facility are due December 30, 1998 and bear interest at 1% over the prime rate (9.25%) at September 30, 1996.

8. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to various legal actions which the Company believes are routine in nature and incidental to the operation of its business. These legal actions are primarily in the areas of personal injury and property damage, wrongful termination, environmental claims, real estate and contract disputes, as well as claims brought pursuant to the Petroleum Marketing Practices Act, the statute regulating the franchise relationship existing between the Company and its Gulf branded service station dealers. A significant portion of outstanding litigation to which the Company was a defendant was resolved during the Reorganization.

In connection with the Reorganization, the Company entered into a settlement agreement relating to certain actions brought by former employees of the Company regarding the Company's loss prevention program. The Federal District Court certified a class and the Bankruptcy Court certified a mandatory class of all individuals who had filed similar proofs of claims in the Reorganization. A settlement pool of approximately $5.5 million was funded substantially by the Company's insurers to satisfy these claims which pool had been completely disbursed by September 30, 1995. There are seven related cases still pending in various Appellate Courts in the Commonwealth of Massachusetts having been dismissed by the applicable trial courts. The Company believes they will be dismissed or precluded by the Class Action Settlement. Moreover, the Company does not believe that any liability under the remaining cases would be material. The U.S. Supreme Court recently denied a petition for a Writ of Certiorari and refused to review the Bankruptcy Court's Order certifying the mandatory class of all individuals who have filed summary proofs of claim in the Reorganization.

The Company entered into a Settlement Agreement with Chevron in January 1996, which provides for the allocation of environmental cleanup responsibilities with respect to certain sites transferred to the Company in connection with the 1986 acquisition of certain "Gulf" assets. The Settlement Agreement was negotiated in order to resolve the outstanding disputes between Chevron and Cumberland as to the cleanup responsibility of certain of the sites transferred to Cumberland in 1986. The Settlement Agreement requires Chevron to remediate or reimburse the Company for remediation at certain designated sites. The Settlement Agreement also confirms the Company's responsibility for the remediation of the other sites acquired from Chevron, indemnification of Chevron for Chevron allocated sites after cleanup to State standards and the indemnification of Chevron for all future releases as provided for in the original asset purchase documents. The Company believes its obligations under the Settlement Agreement will not have a material effect on the Company's financial statements.

At September 30, 1996, remaining litigation related to the Reorganization consisted primarily of various objections to claims which will be settled or, failing settlement, tried before the Bankruptcy Court or District Court in the ordinary course. If such claims are not settled on terms acceptable to the Company, the Company will continue to contest such claims vigorously. The Company does not believe the outcome of these claims will materially effect the financial position of the Company at September 30, 1996.

The Company assumes a high degree of risk as a result of the high deductibles under worker's compensation, general liability and automobile insurance policies issued by an unrelated insurer. These risks, estimated at $18.8 million, on a present value basis for the years 1992 through 1996, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $14.1 million at September 30, 1996. At September 30, 1995, deposit premiums in the amount of $28.5 million, net of estimated insurance claims of $19.6 million, resulted in prepaid insurance of $8.9 million at that date. The unrelated insurance company providing these coverages required collateral in the form of a $12.0 million letter of credit and certain real properties, cash and reinsurance at September 30, 1996. The Company's new working capital and letter of credit facility (see
Note 7), along with changes agreed to by its insurer, permitted the Company to rearrange its collateral requirements as mentioned above, resulting in the return to the Company in fiscal 1996 of approximately $22.7 million previously on deposit with Conven-Petro Insurance Company (Conven-Petro), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership. Conven-Petro reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. Payments and deposits to Conven-Petro amounted to $3.6 million, $1.1 million and $16.3 million for the years ended September 30, 1996, 1995 and 1994, respectively. In addition to collateral for its insurance program, the Company also provides an $8 million letter of credit to secure a $20 million bond line. Bonds are posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.

In civil actions brought against Demetrios B. Haseotes, the Company obtained (a) an injunction barring his involvement in the Company's management, and (b) a judgement in the amount of $663,267, plus interest, for funds distributed to Mr. Haseotes to pay certain tax liabilities which he used for other purposes. The Company also has pending an action against Mr. Haseotes seeking an accounting and possible disgorgement of funds received by him in connection with the sale of a refinery (See Note 3). Mr. Haseotes has filed an action seeking reinstatement of his compensation which the Board of Directors suspended when Mr. Haseotes refused to comply with its request for a complete accounting of the funds described above. The Company has counterclaimed for damages. Mr. Haseotes has brought another action in the Delaware Chancery Court in his capacity as Director of the Company, for fees incurred in defending the various proceedings in which he is or was involved (which the Delaware Court granted in part). In July 1996, Mr. Haseotes, together with another voting shareholder, brought a further action in Delaware Chancery Court, alleging breach of fiduciary duty against the Company and certain Directors, allegedly aided and abetted by a lender, in connection with the Company's completion of a new working capital and letter of credit facility (See Note 7). The action was dismissed without prejudice in September

1996 upon request for withdrawal by the plaintiffs. The plaintiffs subsequently filed a motion with the Bankruptcy Court to void certain provisions of the credit agreement. In November 1996, the Bankruptcy Court denied the Plaintiffs' motion.

In addition to the above contingencies, the Company has certain environmental contingencies related to ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its petroleum operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline and wholesale petroleum facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted periodically if and when new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Additionally, under current federal and state regulatory programs, the Company will be obligated by December 1998 or prior to upgrade or replace a significant amount of all underground storage tanks ("USTs") it owns or operates. The Company currently estimates that capital expenditures related to the upgrading or replacing of USTs as well as other environmentally related expenditures will amount to approximately $12.4 million for 1997 and an additional $11.9 million through December 1998, which expenditures could be reduced for locations which may be closed in lieu of capital costs of compliance or sold. In addition, the Company has agreed to indemnify Gulf Oil, L.P. (see Note 2) for any costs or liabilities arising from remediation and cleanup of certain terminals for conditions existing prior to December 30, 1993. Management believes that certain of these expenditures are eligible for reimbursement through government programs, insurance or indemnification of the prior owner; a provision is currently made for agreed upon receivables amounting to approximately $.3 million at September 30, 1996 for such recoveries in the Company's environmental reserves. Included in other accrued and deferred credits and other liabilities at September 30, 1996 was approximately $6.6 million ($7.4 million at September 30, 1995) representing an allowance for estimated remediation costs. The Company believes the amounts provided are sufficient for reasonably determinable liabilities as of September 30, 1996.

Amounts charged to expense related to environmental remediation costs, including costs to administer the remediation program, amount to approximately $2.0 million annually.

9. LEASES

Operating leases with nonaffiliated lessors for real estate, vehicles and equipment generally have terms ranging from three to five years. Many have multiple option periods. Total rent expense on these leases was approximately $14,729,000, $11,354,000 and $9,268,000 for 1996,

1995 and 1994, respectively. Minimum lease payments for operating leases with nonaffiliated lessors having initial or remaining noncancelable lease terms in excess of one year at September 30, 1996 were as follows (in thousands):

                          1997                      $10,022
                          1998                       $7,196
                          1999                       $5,787
                          2000                       $4,112
                          2001                       $2,183
                          Thereafter                 $2,619

Leases with nonaffiliated lessees, principally for store and station locations, are generally for short terms, usually three years or less.

10. RETIREMENT PLANS

The Company has a 401-k savings plan under which employees generally may elect to contribute up to 15% of their income to the 401-k Plan. The Company's matching contribution vests in increasing percentages beginning after two years of service through five years of service. The Company's matching contribution for the years ended September 30, 1996, 1995, and 1994 amounted to $1,444,000, $1,390,000 and $684,000, respectively.

Certain employees are covered by the Cumberland Farms Transferred Employees'
Retirement Plan (the "Plan"), a defined benefit plan. The following table sets forth the Plan's funded status and amounts recognized in the balance sheets at September 30, 1996 and 1995 (in thousands):




                                                                                 1996          1995
                                                                                 ----          ----
Actuarial present value of benefit obligations:
Accumulated benefit obligation, (totally vested)                                 $6,910     $ 8,074
                                                                                 ======     =======
Projected benefit obligation for service rendered
         to date                                                                 $6,910     $ 8,074
Plan assets at fair value, consisting of corporate
         obligations and common stocks                                            7,284       7,517
                                                                                 ------     -------
Plan assets in excess of (less than) projected
         benefit obligation                                                         374        (557)
Unrecognized net loss from past experience different
         from that assumed and effects of changes
         in assumptions                                                           1,257       1,527
Unrecognized net obligation at transition being
         recognized over 15 years                                                    (8)        (12)
                                                                                 ------     -------
Prepaid pension costs                                                             1,623         958

Adjustment required to recognize minimum Liability                                    0      (1,515)
                                                                                 ------     -------

Prepaid (Accrued) pension liability                                              $1,623     $  (557)
                                                                                 ======     =======


Net pension cost included the following components (in thousands):

                                                                                    1996      1995      1994
                                                                                    ----      ----      ----

Service cost - benefits earned during
         the period                                                                $   0     $   297    $ 261
Interest cost on projected benefits
         obligations                                                                 524         649      693
Actual return on plan assets                                                        (988)     (1,420)     158
Net amortization and deferral                                                        502         815     (817)
                                                                                   -----     -------    -----

Net periodic pension cost                                                          $  38     $   341    $ 295
                                                                                   =====     =======    =====

The assumptions used to determine the actuarial present value of the projected benefit obligation were as follows:

                                                       1996             1995             1994
                                                       ----             ----             ----

         Discount rate                                 7.5%             7.5%             7.5%
         Rate of increase in future
                 compensation                          4.0%             4.0%             4.0%
         Expected rate of return on assets             8.5%             8.5%             8.5%


Contributions of $1,097,717, $1,344,088 and $1,528,581 were made in the years ended September 30, 1996, 1995, and 1994, respectively.

The Company's arrangement with Gulf Oil, L.P. contemplates a funding schedule for the pension plan, subject to modification resulting from actuarial assumptions or if required by government authorities. That schedule calls for a payment of approximately $440,000 by June 15, 1997, with varying amounts thereafter through 1999.

In January 1995, the Company amended the pension plan to freeze benefit accruals thereunder effective April 1, 1995, resulting in a curtailment gain of approximately $786,000 in fiscal 1995. In addition, lump sum payments during fiscal years 1996 and 1995 resulted in settlement losses of approximately $390,000 and $505,000, respectively.

Under the requirements of the Statement of Financial Accounting Standards No. 87, "Employees Accounting for Pension", an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at September 30, 1995 in the amount of $1,515,000. As of September 30, 1996, Plan assets exceeded the accumulated pension benefit obligation, therefore, a minimum pension liability was not required.

11. BUSINESS SEGMENT INFORMATION

The Company's operating results and other financial data are presented for its principal business segments for the years ended September 30, 1996, 1995 and 1994, as follows:

                                   Retail      Wholesale    Corporate      Total
                                   ------      ---------    ---------      -----
                                                    000's omitted

Year Ended September 30, 1996
-----------------------------

Revenues                        $1,140,736     $274,635    $       0    $1,415,371
Operating income (loss)             51,658       16,421      (21,440)       46,639
Identifiable assets                242,883       40,056       83,265       366,204
Capital expenditures                25,599        1,929           54        27,582
Depreciation and Amortization       16,560        1,771          372        18,703


Year Ended September 30, 1995
-----------------------------

Revenues                        $1,103,674     $240,835    $       0    $1,344,509
Operating income (loss)             59,206       18,741      (20,272)       57,675
Identifiable assets                259,012       50,047       53,368       362,427
Capital expenditures                21,541        1,936          159        23,636
Depreciation and Amortization       15,497        1,625          419        17,541


Year Ended September 30, 1994
-----------------------------

Revenues                        $  990,680   $  213,198    $       0    $1,203,878
Operating income (loss)             48,899        9,252     *(39,121)       19,030
Identifiable assets                244,820       29,291       75,576       349,687
Capital expenditures                18,214          776          116        19,106
Depreciation and Amortization       13,907        2,150          216        16,273

----------

* Note: Corporate contains the writedown of a receivable relating to crude oil processing activities in the amount of $22,098 in 1994.



                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Gulf Oil Limited Partnership:



We have audited the accompanying balance sheets of Gulf Oil Limited Partnership as of September 30, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years ended September 30, 1996 and 1995 and the nine-month period ended September 30, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf Oil Limited Partnership as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995 and the nine-month period ended September 30, 1994 in conformity with generally accepted accounting principles.


                                                     COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
December 6, 1996

                         GULF OIL LIMITED PARTNERSHIP

                                              BALANCE SHEETS

                                        September 30, 1996 and 1995
             ASSETS                                                              1996            1995
                                                                                 ----            ----
Current assets:
    Cash                                                                     $  4,891,281    $  1,177,500
    Margin deposits (market value of $2,612,956 in 1996, and $2,245,535
         in 1995) (Notes 2 and 3)                                               3,131,127       1,699,695
    Accounts receivable, trade (net of allowance for doubtful accounts of
         $1,500,000 in 1996 and in 1995)                                       43,603,621      41,442,442
    Credit card receivables (net of allowance for doubtful accounts of
         $1,935,000 in 1996 and $1,780,000 in 1995)                            14,588,943      18,190,285
    Inventory (Notes 2 and 3)                                                  50,487,970      41,720,539
    Current portion dealer advances and jobber loans                            2,152,017       1,168,519
    Other current assets                                                        4,545,020       5,055,951
                                                                             ------------    ------------

            Total current assets                                              123,399,979     110,454,931

Property and equipment, net (Notes 2 and 4)                                    22,529,182      19,260,452

Intangible assets (net of accumulated amortization of $5,022,551 and
      and $4,309,889 in 1996 and 1995, respectively) (Note 2)                   4,602,592       5,235,004
Noncurrent portion dealer advances and jobber loans                             6,859,498       4,581,402
Other assets                                                                    3,093,560       2,872,100
                                                                             ------------    ------------

              Total assets                                                   $160,484,811    $142,403,889
                                                                             ============    ============

        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Note payable (Note 5)                                                      27,950,000      39,800,000
    Current portion of long-term debt (Note 6)                                  2,500,000       3,000,000
    Accounts payable, trade                                                    52,318,540      37,312,950
    Accrued expenses                                                            4,307,665       3,935,622
    Subordinated notes payable to partners (Note 7)                             3,721,688       2,725,000
                                                                             ------------    ------------

         Total current liabilities                                             90,797,893      86,773,572

Long-term debt (Note 6)                                                        17,500,000      11,250,000

Commitments (Notes 5, 6, 7 and 8)

Partners' capital                                                              52,186,918      44,380,317
                                                                             ------------    ------------

              Total liabilities and partners' capital                        $160,484,811    $142,403,889
                                                                             ============    ============

    The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                                      STATEMENTS OF OPERATIONS
                                                 FOR THE YEAR      FOR THE YEAR      FOR THE NINE
                                                    ENDED              ENDED         MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     1996              1995              1994
                                                --------------    --------------    --------------
Sales                                           $1,925,498,444    $1,817,324,643    $1,342,323,963

Cost of sales                                    1,882,170,625     1,762,441,378     1,302,229,098
                                                --------------    --------------    --------------

            Gross profit                            43,327,819        54,883,265        40,094,865

Operating expenses                                  12,388,140        12,088,275         8,747,569

Selling, general and administrative expenses        15,828,255        16,118,196        12,621,025
                                                --------------    --------------    --------------

            Operating income                        15,111,424        26,676,794        18,726,271

Other income (expense):
    Interest income                                    218,273           243,138           119,765
    Interest expense                                (3,548,096)       (6,198,598)       (3,706,883)
                                                --------------    --------------    --------------

              Net income                        $   11,781,601    $   20,721,334    $   15,139,153
                                                ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                         FOR THE YEAR  FOR THE YEAR    FOR THE NINE
                                            ENDED          ENDED       MONTHS ENDED
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                            1996            1995           1994
                                        -------------  -------------  -------------
Beginning balance                        $44,380,317    $34,603,459    $19,464,306

Net income                                11,781,601     20,721,334     15,139,153

Contributions from partners (Note 10)             --        530,524             --

Distributions to partners                 (3,975,000)   (11,475,000)            --
                                         -----------    -----------    -----------

Ending balance                           $52,186,918    $44,380,317    $34,603,459
                                         ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                                         STATEMENTS OF CASH FLOWS
                                                            FOR THE YEAR    FOR THE YEAR   FOR THE NINE
                                                               ENDED            ENDED       MONTHS ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                                1996             1995          1994
                                                            -------------   -------------  -------------
Cash flows from operating activities:
    Net income                                              $ 11,781,601     $20,721,334    $15,139,153
    Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation                                             2,179,210       1,434,184        628,848
      Amortization                                             2,090,750       2,096,066        952,930
      Changes in operating assets and liabilities:
         (Increase) decrease in margin deposits               (1,431,432)      3,196,008     (5,991,392)
         (Increase) in accounts receivable, trade             (2,161,179)    (12,098,263)    (8,843,028)
         Decrease in credit card receivables                   3,601,342       2,465,665        651,487
         (Increase) decrease in inventory                     (8,767,431)     31,721,244      4,951,040
         Decrease (increase) in other current assets             510,931          43,979     (1,422,498)
         (Increase) in dealer advances and jobber loans       (4,639,682)     (1,675,477)    (5,560,227)
         (Increase) in other assets                             (221,460)     (2,338,973)      (407,780)
         Increase (decrease) in accounts payable, trade       15,005,590        (236,306)     3,950,236
         Increase in accrued expenses                            372,043       1,142,427      2,095,147
                                                            ------------     -----------    -----------

            Net cash provided by operating activities         18,320,283      46,471,888      6,143,916
                                                            ------------     -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                        (5,447,940)     (5,970,663)    (1,968,763)
    Additions to intangible assets                               (80,250)             --       (600,000)
                                                            ------------     -----------    -----------

            Net cash used in investing activities             (5,528,190)     (5,970,663)    (2,568,763)

Cash flows from financing activities:
    Distributions to partners                                 (3,975,000)    (11,475,000)            --
    Payment of subordinated notes payable                       (328,312)     (4,750,000)    (2,939,492)
    Proceeds from issuance of subordinated note payable
         to partners                                           1,325,000       4,475,000      3,000,000
    Net payments under line of credit agreement              (11,850,000)    (26,200,000)    (2,850,000)
    Payments of long-term debt                                  (750,000)     (3,000,000)      (750,000)
    Proceeds from issuance of long-term debt                   6,500,000              --             --
                                                            ------------     -----------    -----------

            Net cash used in financing activities             (9,078,312)    (40,950,000)    (3,539,492)

Net increase (decrease) in cash                                3,713,781        (448,775)        35,661
                                                            ------------     -----------    -----------

Cash at beginning of period                                    1,177,500       1,626,275      1,590,614
                                                            ------------     -----------    -----------

Cash at end of period                                       $  4,891,281     $ 1,177,500    $ 1,626,275
                                                            ============     ===========    ===========

Interest paid                                               $  3,811,126     $ 6,010,990    $ 3,723,218
Noncash investing transactions:
    Contribution of property and equipment from partners
      (Note 10)                                                              $   530,524


    The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1. Description of Business:
   -----------------------

   Gulf Oil Limited Partnership is engaged in the business of wholesale distribution of petroleum products, enters into forward contracts to purchase and sell products in the cash market and also buys and sells product futures contracts on regulated exchanges.

   On December 30, 1993, Cumberland Farms, Inc. ("CFI") contributed the assets of its Gulf Oil Division to Catamount Petroleum Limited Partnership ("Catamount") in return for a 66.67% Limited Partnership interest. The remaining Limited Partnership interest is held by the original limited partners of Catamount. The general partner and holder of the 1% general partner interest remains Catamount Management Corporation ("CMC"). Catamount's name was changed to Gulf Oil Limited Partnership (the "Company") on January 3, 1994. CFI contributed certain petroleum storage terminals and related terminal machinery and equipment used in the wholesale petroleum business, all its rights to the "Gulf" name, and all its rights under contracts and agreements with certain customers. In addition, the Company purchased CFI's credit card receivables, receivables and advances due from certain dealers and customers, and certain inventories.



2. Accounting Policies:
   -------------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     VALUATION OF INVENTORY, HEDGING, AND RELATED ACTIVITIES

     Inventory represents petroleum products held for resale and amounts due under exchange contracts. The Company values inventory at the lower of cost, first-in, first-out basis, or market. Revenue from sales transactions is recognized when title is passed. Sales and cost of sales include the value of futures contracts closed. In order to mitigate the risk of market and price fluctuations in its inventory and purchases and sales commitments, the Company enters into futures transactions on commodity exchanges. These contracts are accounted for as hedges and, accordingly, gains and losses on open contracts are deferred and recognized in cost of sales along with the cost of the product hedged, when they are closed. Deferred unrealized gains (losses) included in inventory, hedging and related activities amounted to $(1,822,797) and $(751,056) at September 30, 1996 and 1995, respectively.

     For the years ended September 30, 1996 and 1995 and the nine months ended September 30, 1994, the value of futures contracts closed were $893,430,695, $898,752,196 and $758,839,200, respectively.

                                   Continued

                          GULF OIL LIMITED PARTNERSHIP

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at acquisition cost or historical cost in the case of contributed property and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of assets sold or retired and related accumulated depreciation are removed from the accounts at the time of sale and any resulting gain or loss is recognized in income.

     Depreciation is computed over the estimated useful lives using a combination of straight-line and accelerated methods. The estimated useful lives of property and equipment are as follows:
                                                                YEARS
                                                                -----
       Buildings                                                19-31
       Improvements and equipment                                4-31
       Furniture and fixtures                                       7

     INTANGIBLE ASSETS

     Intangible assets contributed consists principally of goodwill and trademarks and are amortized on a straight-line basis over periods of 4 to 40 years.

     INCOME TAXES

     The Company has elected limited partnership status for federal and state tax reporting purposes. Under this election the Company passes through to its partners as individual taxpayers, net income or loss, on a pro rata basis. Accordingly, no federal or state income tax provision is provided by the Company.

     AMORTIZATION OF DEALER ADVANCES

     Dealer advances are stated at historical cost less accumulated amortization. Amortization on dealer advances is computed over the life of the contract based on actual gallons sold.

     FINANCE CHARGES

     Finance charges on credit card collections are fully reserved for when billed. Finance charges are taken into income when collected.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 1996 and 1995 are $2,513,683 and $1,526,481,
     respectively. Advertising costs for the nine months ended September 30, 1994 are $3,003,537.


                                   Continued

                          GULF OIL LIMITED PARTNERSHIP

     BASIS OF PRESENTATION

     Certain prior period amounts have been reclassified to conform with the current financial statement presentation.


3. Financial Instruments and Risk Management:
   -----------------------------------------

   The Company uses established petroleum futures exchanges to hedge a portion of the market risks associated with its petroleum inventory, purchases, and sales activities. Futures are used as hedge instruments to reduce the Company's exposure to price volatility. These instruments may be used to establish margins, and may be used in conjunction with specifically identified transactions or projected purchases/sales of inventory. In implementing its hedging program, the Company analyzes the sensitivity of its commodity-based cash flows to market price changes. Based on this market risk profile, as well as trends in prices and overall business objectives, a determination is made as to the appropriate hedging strategy. Futures contracts expose the Company to counterparty credit risk; however, management views this risk to be minimal.

   As discussed in Note 2, the net unrealized gains or losses on any open positions have been deferred by the Company until the underlying product is sold, or the contract has been fulfilled.

   At September 30, 1996 and 1995, there were open futures contracts required to be settled in cash. Notional contract amounts, excluding unrealized gains and losses were $85 million and $73 million, respectively. These amounts principally represent future values of contract volumes over the remaining duration of outstanding futures contracts at the respective dates.

   The Company has adopted FAS No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of notes payable, long-term debt and subordinated notes payable to partners approximate fair value because these financial instruments contain variable interest rates. Margin deposits are valued at quoted market prices.

                                   Continued

                          GULF OIL LIMITED PARTNERSHIP

4. Property and Equipment:
   ----------------------

   Property and equipment consists of the following:
                                                          1996            1995
                                                          ----            ----
     Land                                              $ 9,779,500    $ 9,667,000
     Buildings                                           2,772,657      2,772,657
     Improvements and equipment                         14,377,080      9,890,016
     Office furniture and equipment                      1,861,016      1,352,615
     Leasehold improvements                                 98,523         96,165
     Construction in progress                            1,750,342      1,412,725
                                                       -----------    -----------

                                                        30,639,118     25,191,178

     Less accumulated depreciation and amortization     (8,109,936)    (5,930,726)
                                                       -----------    -----------

                                                       $22,529,182    $19,260,452
                                                       ===========    ===========

5. Commitments and Contingent Liabilities:
   --------------------------------------

   The Company has available a demand line of credit agreement with two banks which provide for a combination of loans and letters of credit aggregating $120,000,000 at September 30, 1996. Certain assets of the Company are pledged as collateral under this agreement. At September 30, 1996 and 1995 the Company had outstanding letters of credit of approximately $30,548,000 and $20,768,000, respectively. Interest is payable monthly on the aggregate outstanding principal at the bank's base rate plus 1/2%. At September 30, 1996 and 1995 borrowings outstanding under this agreement were $27,950,000 and $39,800,000, respectively, and the interest rate was 8.75% and 9.25%, respectively.

   CFI has agreed to indemnify the Company for any costs or liabilities arising from the remediation and clean-up of certain terminals for conditions existing on or prior to December 30, 1993. The level of future expenditures for environmental remediation is not estimable at this time.

6. Long-Term Debt:
   -------------

   Long-term debt consists of the following:
                                                  1996             1995
                                                  ----             ----
     Term loan                                $ 20,000,000     $ 14,250,000

     Less current portion                       (2,500,000)      (3,000,000)
                                              ------------     ------------

                                              $ 17,500,000     $ 11,250,000
                                              ============     ============

                                   Continued

                          GULF OIL LIMITED PARTNERSHIP

   During 1996 the Company amended its term loan agreement with a bank increasing the aggregate amount of the loan to $20,000,000. Certain assets of the Company are pledged as collateral under this agreement. The loan is payable in three annual installments commencing March 31, 1997, with the aggregate outstanding principal due March 31, 1999. Interest is payable quarterly on the aggregate outstanding principal balance at the bank's base rate plus 1% or the LIBOR rate plus 3%. At September 30, 1996 and 1995 the interest rate was 8.531% and 8.875%, respectively.

   The credit agreement contains financial covenants that include requirements to maintain certain financial ratios and minimum working capital requirements. The Company is in compliance with all covenants at September 30, 1996 and 1995.

7. Related Parties:
   ---------------

   Under the provisions of the agreement of Limited Partnership, CMC is entitled to a fee for providing certain management and administrative services to the Company. Included in the statement of operations for the years ended September 30, 1996 and 1995 and the nine months ended September 30, 1994 is a fee for such services of $825,000, $850,000 and $800,000, respectively.

   During 1996, 1995 and 1994 the Company sold petroleum products to Gibbs Oil Company Limited Partnership ("Gibbs"), a related entity. Total sales for the years ended September 30, 1996, 1995 and for the nine months ended September 30, 1994 were approximately $54,000,000, $23,000,000 and $5,500,000, respectively. The amounts due from Gibbs at September 30, 1996 and 1995 were approximately $2,100,000 and $2,100,000, respectively.

   During 1996, 1995 and 1994, the Company sold petroleum products to CFI, and utilized miscellaneous trucking and administrative services provided by CFI. Total sales to CFI for the years ended September 30, 1996, 1995, and for the nine months ended September 30, 1994 were approximately $373,000,000, $348,000,000, and $228,000,000, respectively. At September 30, 1996 and 1995, there was approximately $8,100,000 and $9,000,000, respectively, in trade accounts receivable due from CFI. Total expenditures for trucking and administrative services for the years ended September 30, 1996, 1995 and for the nine months ended September 30, 1994 were approximately $3,400,000, $3,600,000, and $2,500,000, respectively. At September 30, 1996 and 1995, there was approximately $796,000 and $670,000, respectively, due to CFI.

   During 1996 and 1995, the Company sold petroleum products to New England Petroleum Limited Partnership ("NEP"), a related entity. Total sales for the years ended September 30, 1996 and 1995, were approximately $7,300,000 and $3,600,000, respectively. There were no sales to NEP during the nine months ended September 30, 1994. The amount due from NEP at September 30, 1996 and 1995 was approximately $150,000 and $200,000, respectively.

                                   Continued

                          GULF OIL LIMITED PARTNERSHIP

    Subordinated notes payable to partners in the accompanying financial statements consist of amounts owed to certain partners. These amounts are subordinate to the demand line of credit and the term loan agreement (the "credit agreements"). No payment of interest or principal shall be paid on the subordinated notes if such payment would cause an event of default or noncompliance under the "credit agreements." Interest is calculated at the prime rate in effect from time to time plus 2%. The effective rate at September 30, 1996 and 1995 on these notes was 10.25% and 10.75%, respectively. These notes are payable on demand.

 8. Lease Commitments:
    -----------------

    In April 1994, the Company leased new office space under an operating lease arrangement for a period of five years with an option on an additional five years. Rent expense for the years ended September 30, 1996, 1995 and for the nine months ended September 30, 1994 totaled $505,825, $471,330, and $183,351, respectively.

    At September 30, 1996, long-term lease commitments were as follows:
                                                               OPERATING LEASES
                                                               ----------------
     1997                                                          $371,678
     1998                                                           332,911
     1999                                                           138,728
     2000 and thereafter                                                 --
                                                                   --------
     Total                                                         $843,317
                                                                   ========

 9. Acquisition:
    -----------

    On September 23, 1994, the Company acquired certain assets from a distributor of petroleum products. These assets consisted principally of receivables and dealer advances. The Company paid approximately $8,153,000 to acquire these assets.

10. Supplemental Disclosure of Noncash Activities:
    ---------------------------------------------

    During the year ended September 30, 1995, CFI contributed property and equipment with a net book value of $530,524.

                                   Continued

11. Deferred Compensation Arrangements:
    ----------------------------------

    The Company has a defined contribution pension plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("Plan"). Eligible for the Plan are all employees who have worked at the Company for a period of at least one year and have achieved age twenty one. The Company's contribution to the Plan is discretionary. During the years ended September 30, 1996 and 1995 and the nine months ended September 30, 1994, the Company made a matching contribution to the Plan of approximately $160,000, $120,000 and $0, respectively.

                                       CUMBERLAND FARMS, INC.

                                           SCHEDULE II - Valuation and Qualifying Accounts
                                                                      -----------ADDITIONS-------------
                                                          BEGINNING      Charged to        Charged to                     ENDING
                      DESCRIPTION                         BALANCE     Costs & Expenses    Other Accounts   DEDUCTIONS     BALANCE
                      -----------                         -------     ----------------    --------------   ----------     -------
Year Ended September 30, 1996
   Reserves deducted from asset accounts:

        Allowance for Accounts and Notes Receivable    $ 1,614,000     $   136,000                         $  159,000    $1,591,000

        Environmental Reserve                            7,408,000       2,068,000                          2,950,000     6,526,000

Year Ended September 30, 1995
   Reserves deducted from asset accounts:

        Allowance for Accounts and Notes Receivable      1,210,000         756,000                            352,000     1,614,000

        Environmental Reserve                            6,151,000       2,467,000                          1,210,000     7,408,000

Year Ended September 30, 1994
   Reserves deducted from asset accounts:

        Allowance for Accounts and Notes Receivable      4,788,000         773,000                          4,351,000     1,210,000

        Allowance for Doubtful Advances                 22,898,000      22,898,000                                                0

        Environmental Reserve                            5,876,000       1,231,000                            956,000     6,151,000

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
of Gulf Oil Limited Partnership:

In connection with our audit of the balance sheets of Gulf Oil Limited Partnership as of September 30, 1996 and 1995, and the related statement of operations, changes in partners' capital and cash flows for the year ended September 30, 1996 and 1995 and the nine months ended September 30, 1994, we have also audited the accompanying "Schedule III - Valuation and Qualifying Accounts."

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
December 6, 1996

                                                   Gulf Oil Limited Partnership

                                         Schedule III - Valuation and Qualifying Accounts

                                                                 Balance at     Charged to     Charged to                Balance
                                                                 Beginning      Costs and        Other                    End of
                                                                 of Period       Expenses       Accounts   Deductions     Period
                                                                 ----------     ----------     ----------  ----------   ----------
Year ended September 30, 1996
-----------------------------

Allowance for doubtful accounts - accounts receivable, trade     $1,500,000     $  227,986                  $227,986    $1,500,000

Allowance for doubtful accounts - credit card receivables        $1,780,000     $  960,000                  $805,000    $1,935,000


Year ended September 30, 1995
-----------------------------

Allowance for doubtful accounts - accounts receivable, trade     $  550,000     $  945,240                  $ (4,760)   $1,500,000

Allowance for doubtful accounts - credit card receivables        $1,492,631     $1,000,000                  $712,631    $1,780,000


Nine months ended September 30, 1994
------------------------------------

Allowance for doubtful accounts - accounts receivable, trade     $  550,000     $  604,471                  $604,471    $  550,000

Allowance for doubtful accounts - credit card receivables        $1,606,556     $  505,000                  $618,925    $1,492,631


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 20th day of December, 1996.

                                      CUMBERLAND FARMS, INC.



                                      By: /s/ Lily H. Bentas
                                          -----------------------------------
                                         Name:  Lily H. Bentas
                                         Title: President, Chairperson of the
                                                Board of Directors and Chief
                                                Executive Officer


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates set forth opposite their names.

NAME:                                                    DATE:
-----                                                    -----


By: /s/ Lily H. Bentas                                 12/20/96
    ----------------------------------------           --------------
Name: Lily H. Bentas
Title: President, Chairperson of the
       Board and Chief Executive Officer



By: /s/ Kevin P. Johnson                               12/20/96
    ----------------------------------------           --------------
Name: Kevin P. Johnson
Title: Vice president and Corporate Controller



By: /s/ Arthur G. Koumantzelis                         12/20/96
    ----------------------------------------           --------------
Name: Arthur G. Koumantzelis
Title: Senior Vice President and Chief
        Financial Officer

By: /S/ John Burke                                     12/23/96
    ----------------------------------------           --------------
Name:   John E. Burke
Title:  Director

By: /S/ Paul E. Hand                                   12/20/96
    ----------------------------------------           --------------
Name:   Dr. Paul Hand
Title:  Director



By:  /S/ Byron Haseotes                                12/23/96
    ----------------------------------------           --------------
Name:   Byron Haseotes
Title:  Director



By:  /s/ Demetrios B. Haseotes                         12/23/96
    ----------------------------------------           --------------
Name:   Demetrios B. Haseotes
Title:  Director



By:  /s/ George Haseotes                               12/23/96
    ----------------------------------------           --------------
Name:   George Haseotes
Title:  Director


By:  /S/ James C. McDermott                            12/23/96
    ----------------------------------------           --------------
Name:   James C. McDermott
Title:  Director



By:                                                    --------------
     ----------------------
Name:   Dr. Geoffrey Pottow
Title:  Director


By:  /S/ Kenneth T. Koehler                            12/23/96
    ----------------------------------------           --------------
Name:   Kenneth T. Koehler
Title:  Director

                                 EXHIBIT INDEX

      Each exhibit marked with an asterisk (*) was previously filed as an Exhibit to the Registration Statement filed on August 17, 1995. Each exhibit marked with a double asterisk (**) was previously filed as an Exhibit to Amendment No. 1 to the Registration Statement filed on November 6, 1995. Each exhibit marked with a triple asterisk (***) was previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996.

      (a)   The following exhibits are filed herewith:


  Exhibit                        Item                                      Exhibit
  -------                        ----                                      -------
    No.
    ---

     2       Third Amended and Restated Plan of Reorganization,       Filed as Exhibit 2*
             dated as of July 1, 1993, of the Registrant, as
             amended by Omnibus Amended and Restated Modification
             of Third Amended and Restated Plan of Reorganization
             dated as of October 15, 1993

     3.1     Certificate of Incorporation of the Registrantion,       Filed as Exhibit 3.1*
             Secretary of State of Delaware on September 14,
             1984, as amended

     3.2     Bylaws of the Registrant                                 Filed as Exhibit 3.2*

     4.1A    Indenture, dated as of October 1, 1993, between          Filed as Exhibit 4.1A*
             the Registrant and State Street Bank & Trust
             Company, as Trustee (Class 11A 10.5% Secured Notes
             due 2003)

     4.1B    Supplemental Indenture, dated as of October 1,           Filed as Exhibit 4.1B*
             1993, between the Registrant and State Street
             Bank & Trust Company, as Trustee (Class 11A 10.5%
             Secured Notes due 2003)

     4.1C    Supplemental Indenture, dated as of March 1, 1994,       Filed as Exhibit 4.1C*
             between the Registrant and State Street Bank &
             Trust Company, as Trustee (Class 11A 10.5% Secured
             Notes due 2003)

     4.2A    Indenture, dated as of October 1, 1993, between          Filed as Exhibit 4.2A*
             the Registrant and State Street Bank & Trust Company,
             as Trustee (Class 11F 10.5% Secured Notes due 2003)

     4.2B    Supplemental Indenture, dated as of January 3,           Filed as Exhibit 4.2B*
             1995, between the Registrant and State Street
             Bank & Trust Company, as Trustee (Class 11F 10.5%
             Secured Notes due 2003)




    4.2C     Supplemental Indenture, dated as of January 11,          Filed as Exhibit 4.2C*
             1995, between the Registrant and State Street
             Bank & Trust Company, as Trustee (Class 11F 10.5%
             Secured Notes due 2003)

    4.2D     Supplemental Indenture, dated as of April 1, 1995,       Filed as Exhibit 4.2D*
             between the Registrant and State Street Bank &
             Trust Company, as Trustee (Class 11F 10.5% Secured
             Notes due 2003)

    4.3A     Indenture, dated as of October 1, 1993, between the      Filed as Exhibit 4.3A*
             Registrant and State Street Bank & Trust Company,
             as Trustee (Class 11G 9.75% Secured Notes due 2003)

    4.3B     Supplemental Indenture, dated as of November 1, 1994,    Filed as Exhibit 4.3B*
             between the Registrant and State Street Bank & Trust
             Company, as Trustee (Class 11G 9.75% Secured Notes
             due 2003)

    4.3C     Supplemental Indenture, dated as of January 11, 1995,    Filed,as Exhibit 4.3C*
             between the Registrant and State Street Bank & Trust
             Company, as Trustee (Class 11G 9.75% Secured Notes
             due 2003)

    4.4      "S Corporation" Agreement among Shareholders of          Filed as Exhibit 4.4*
             Cumberland Farms, Inc., dated September 14, 1984,
             among the Registrant, the shareholders named therein
             and Allan van Gestel, as Agent

    4.5      Supplement No. 1 to "S Corporation" Agreement among      Filed as Exhibit 4.5*
             Shareholders of Cumberland Farms, Inc., dated
             September 10, 1993, among the Registrant, the
             shareholders named therein and Allan van Gestel,
             as Agent

    5        Opinion of Sullivan & Worcester with respect to the      Filed as Exhibit 5**
             legality of the Notes and the status of the Notes as
             binding obligations of the Registrant

   10.1      Registration Rights Agreement, dated December 29,         Filed as Exhibit 10.1*
             1993 between the Registrant and the Securityholders
             named therein with respect to the Class 11A 10.5%
             Secured Notes due 2003


   10.2      Registration Rights Agreement, dated December 29,         Filed as Exhibit 10.2*
             1993 between the Registrant and the Securityholders
             named therein with respect to the Class 11F 10.5%
             Secured Notes due 2003


   10.3      Registration Rights Agreement, dated December 29,         Filed as Exhibit 10.3*
             1993 between the Registrant and the Securityholders
             named therein with respect to the Class 11G 9.75%
             Secured Notes due 2003


   10.4A     Joint Venture Agreement, dated June 30, 1993, among      Filed as Exhibit 10.4A*
             the Registrant, Catamount Petroleum Limited
             Partnership and Catamount Management Corporation




   10.4B     Amendment of Joint Venture Agreement, dated as of        Filed as Exhibit 10.4B*
             December 29, 1993, among the Registrant, Catamount
             Petroleum Limited Partnership and Catamount Management
             Corporation

   10.5      Second Amended and Restated Agreement of Limited         Filed as Exhibit 10.5**
             Partnership, dated December 29, 1993, of Gulf Oil, L.P.

   10.6      Supply Agreement, dated December 29, 1993, between       Filed as Exhibit 10.6**
             the Registrant and Gulf Oil, L.P.

   10.7      Amended and Restated Credit Agreement, dated December    Filed as Exhibit 10.7*
             29, 1993, between the Registrant and The Industrial
             Bank of Japan Trust Company

   10.8      Amended and Restated Credit Agreement, dated December    Filed as Exhibit 10.8*
             29, 1993, between the Registrant and Chevron U.S.A. Inc.

   10.9      Indenture, dated as of December 29, 1993, between the    Filed as Exhibit 10.9*
             Registrant and Shawmut Bank, N.A. as trustee

   10.10     Amended, Restated and Consolidated Loan Agreement,       Filed as Exhibit 10.10*
             as of December 30, 1993, between the Registrant and
             Merrill Lynch, Pierce, Fenner & Smith, Inc.

   10.11     Loan Agreement, dated as of December 30, 1993,           Filed as Exhibit 10.11*
             the Registrant and First Fidelity Bank, N.A.

   10.12     Note Modification Agreement, dated as of December 30,    Filed,as Exhibit 10.12*
             1993, between the Registrant and Metropolitan Life
             Insurance


   10.13     Employment Agreement between the Registrant and          Filed as Exhibit 10.13*
             Lily H. Bentas

   10.14     Indemnity Agreements between the Registrant and the      Filed as Exhibit 10.14*
             independent directors of the Registrant

                                                                      Filed as Exhibit 10***
   10.15     Loan and Security Agreement, dated as of June 14,
             1996, by and between the Registrant and Transamerica
             Business Credit Corporation.


   12        Statement re computation of ratios                       Filed as Exhibit 12

   27        Financial Data Schedule                                  Filed as Exhibit 27

