Form 10-Q
period 1996-12-31
CUMBERLAND FARMS INC
filed 1997-02-14
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1996
                                   --------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______ to _______

                               Commission file number 33-95962
                                                      --------

  Cumberland Farms, Inc.
----------------------------------------------------------
  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
     DELAWARE                                   04-2843586
  (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  777 Dedham Street, Canton, MA  02021
  ---------------------------------------
      (Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (617) 828-4900
                                                   ---------------

     Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

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

     As of February 14, 1997, the outstanding shares of each class of the Registrant's common stock was as follows:

                  Class A Stock     8 shares
                  Class B Stock     121,014 shares

     (Neither class of stock is registered under the Securities Act of 1933, as amended.)

                                      INDEX

                             CUMBERLAND FARMS, INC.


PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Balance Sheets - December 31, 1996 and September 30, 1996

                  Condensed Statements of Operations - Three Months Ended December 31, 1996 and 1995.

                  Condensed Statements of Retained Earnings - Three Months Ended December 31, 1996 and 1995

                  Condensed Statements of Cash Flows - Three Months Ended December 31, 1996 and 1995

                  Notes to Condensed Financial Statements - December
                  31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                             CUMBERLAND FARMS, INC.
                            CONDENSED BALANCE SHEETS
                                 (000'S OMITTED)
                                                         DECEMBER 31,  SEPTEMBER 30,
                                                             1996          1996
                                                         -----------   -------------
ASSETS                                                   (UNAUDITED)    (AUDITED)
Current Assets:
       Cash                                                $  7,756     $ 24,909
       Short term investments, at cost                       22,201       12,200
       Accounts receivable, net                              23,707       21,476
       Inventories, at FIFO cost                             62,872       59,042
       Less: adjustment to LIFO cost                        (29,100)     (29,100)
                                                           --------     --------
                         Net inventories                     33,772       29,942
       Prepaid insurance                                        215          431
       Other current assets                                   7,417        8,725
                                                           --------     --------
  Total current assets                                       95,067       97,683

Net property and equipment                                  220,237      218,755
Investment in Gulf Oil, L.P. (Note 2)                        38,094       36,445
Other assets, net                                            15,834       13,321
                                                           --------     --------
                                                           $369,232     $366,204
                                                           ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                   $ 11,385     $ 13,108
       Accounts payable                                      44,419       39,819
       Other accrued expenses                                29,915       28,329
                                                           --------     --------
Total current liabilities                                    85,720       81,256

Long-term debt                                              215,442      218,398
Accrued insurance liability                                  11,498        9,075
Deferred credits and other liabilities                       18,241       18,264
                                                           --------     --------
Total liabilities                                           330,901      326,993

Commitments & contingencies
Stockholders' equity:
       Common stock:
           Class A Voting, $1 par value; 8 shares
            authorized, issued and outstanding
           Class B Non-voting, $1 par value;
            121,014 shares authorized, issued
            and outstanding                                     121          121
       Additional paid in capital                             8,617        8,617
       Retained earnings                                     29,593       30,473
                                                           --------     --------
Total stockholders' equity                                   38,331       39,211
                                                           --------     --------
                                                           $369,232     $366,204
                                                           =====================

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.


                             CUMBERLAND FARMS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,

                                                             1996         1995
                                                           ---------------------
                                                               (000'S OMITTED)
Income:
     Revenues (see Note below)                             $367,173     $333,473

     Equity in earnings of Gulf Oil, LP.                          2          113

     Gains on sales of property and equipment                 3,662        1,893

                                                           ---------------------
       Total income                                         370,837      335,479

Costs and expenses:
     Cost of sales                                          293,807      253,499

     Operating expenses                                      67,238       65,071

     Depreciation                                             4,891        4,416

                                                           ---------------------
        Total costs & expenses                              365,936      322,986
                                                           ---------------------

  Operating income                                            4,901       12,493

  Interest expense                                            5,717        5,812
                                                           ---------------------

  Income (loss) before provision for state income taxes        (816)       6,681

  State income taxes                                           --            435
                                                           ---------------------

  Net income (loss)                                        ($   816)    $  6,246
                                                           =====================

Note: Excise taxes approximating $62,969 and $60,151 collected from customers on retail gasoline and cigarette revenues are included in Sales and Cost of Sales for the three months ended December 31, 1996 and 1995 respectively.

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                    CONDENSED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)

                                                             Three months ended
                                                               December 31,
                                                           1996          1995
                                                          ---------------------
                                                             (000's omitted)
Retained earnings beginning of period                     $30,473       $18,851
             Net income (loss)                               (816)        6,247
             Distributions to shareholders                    (64)       (3,969)
                                                          -------       -------
Retained earnings end of period                           $29,593       $21,129
                                                          =======       =======

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                       1996           1995
                                                                     -----------------------
OPERATING ACTIVITIES                                                   (000'S omitted)
-------------------------------------------------
      Net income (loss)                                              ($   816)      $  6,247
      Change not affecting cash:
               Depreciation and amortization                            4,891          4,416
               Gains on sales of property & equipment                  (3,662)        (1,893)
               Equity in earnings of Gulf Oil, L.P. (Note 2)               (2)          (113)
               Changes in assets & liabilities                         (1,911)         8,046
                                                                     --------       --------
Net cash provided (used) by operating activities                       (1,500)        16,703
                                                                     --------       --------

INVESTING ACTIVITIES
-------------------------------------------------
               Additions to property and equipment                     (7,025)        (5,199)
               Proceeds from sales of property and equipment            6,117          2,988
               Purchases, sales and maturities of short-term
                 investments, net                                     (10,001)          --
                                                                     --------       --------
Net cash (used) by investing activities                               (10,910)        (2,211)
                                                                     --------       --------

FINANCING ACTIVITIES
-------------------------------------------------
               Payments of debt                                        (4,679)       (10,920)
               Distributions to shareholders                              (64)        (3,969)
                                                                     --------       --------
Net cash (used) by financing activities                                (4,743)       (14,889)
                                                                     --------       --------

NET (DECREASE) IN CASH                                                (17,153)          (397)

CASH AT BEGINNING OF PERIOD                                            24,909         30,016
                                                                     --------       --------

CASH AT END OF PERIOD                                                $  7,756       $ 29,619
                                                                     ========       ========
Non-cash investing activity:
              Increases in equity of Gulf Oil, L.P., offset
              by accrued liability (Note 2)                          $  1,647
                                                                     ========


See notes to condensed financial statements

                             CUMBERLAND FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1996

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year ended September 30, 1997. For further information, refer to the audited financial statements and footnotes thereto for the year ended September 30, 1996.

Note 2 - Joint Venture Investment
---------------------------------

The Company has a 66 2/3% investment in Gulf Oil, L.P. and accounts for its investment using the equity method. As of December 31, 1996, the Company's investment in Gulf Oil, L.P. amounted to $38.1 million which represents the Company's cost plus its equity in the earnings of Gulf Oil, L.P., less cash distributions received from Gulf Oil, L.P. Shown below is unaudited condensed financial information relative to the Joint Venture.

The following summarizes the income statements of the Gulf Oil, L.P.:


                                 Quarter ended
                                  December 31,
                                (000's Omitted)
                              1996          1995
                            --------     --------
Net Sales                   $601,888     $414,404
Gross Margin                   7,851        7,551
Operating Expenses            (7,258)      (6,661)
Brand Maintenance Income       2,831          349
Interest Expense                (950)      (1,070)
Net Income (a)              $  2,474     $    169

Equity in Net Income of
  Gulf Oil, L.P. (a)        $      2     $    113

(a) - The Company's equity in the net income of the Gulf Oil, L.P. for the quarter ended December 31, 1996 has been reduced by $1,647,000 to reflect the Company's share of brand maintenance income, earned by the L.P. from the Company, which was included as a reduction of the related costs in the Company's financial statements for the prior fiscal year.


Note 3:  Related Party Transactions
-----------------------------------

In November 1996, the Court granted the Company's motion for summary judgment with respect to D.B. Haseotes', a Shareholder and Director, claim for compensation relating to the failure to account for certain funds distributed to him. The Court, however, did not rule on the issue of suspension of compensation resulting from the violation of his agreement relating to his affiliates, and that issue will proceed to trial. (See Part II, Item 1, Legal Proceedings included elsewhere herein.)

Note 4 - Income Taxes
---------------------

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal year ended September 30, 1992 and 1993 and has selected the 1994 return for examination. Additional taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company, may be required to make significant distributions to shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The following table summarizes the results of operations for the three months ended December 31, 1996 and 1995, which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,        % INCREASE
                                                    1996           1995     (DECREASE)
                                                 --------       --------    ----------
                              (in thousands except ratios and gross profit per gallon information)
STATEMENT OF OPERATIONS DATA

INCOME

  Retail revenues                                $285,792       $262,942       8.7%
  Other income                                      4,996          5,247      (4.8)%
                                                 --------       --------      ----
   Total                                         $290,788       $268,189       8.4%

   Equity in earnings of
    Gulf Oil, L.P.                                      2            113     (98.2)%
   Gains on sales of
    property and equipment                          3,662          1,893      93.4%
                                                 --------       --------      ----

  Total                                           294,452        270,195       9.0%

Wholesale revenues                                 76,386         65,285      17.0%
                                                 --------       --------      ----
Total income                                      370,838        335,480      10.5%
                                                 --------       --------      ----
Costs and expenses
  Cost of sales                                   293,807        253,499      15.9%
  Operating expenses                               67,239         65,071       3.3%
  Depreciation and amortization                     4,891          4,416      10.8%
                                                 --------       --------      ----

   Total                                          365,937        322,986      13.3%

Operating income                                 $  4,901       $ 12,494     (60.8)%
                                                 ========       ========      ====

OTHER OPERATING DATA
Merchandise gross profit                         $ 36,555       $ 36,221       0.9%

Merchandise gross profit
 as a percentage of sales                            29.3%          30.3%

Gasoline gallons sold                             125,023        123,591       1.2%
Gasoline gross profit                            $ 13,166       $ 16,802     (21.6)%
Gasoline gross profit
 cents per gallon                                    10.5           13.6     (22.8)%

Operating income before
 depreciation and amortization
 as a percentage of total
 revenues                                             2.6%           5.0%

Operating income as a
 percentage of total revenues                         1.3%           3.7%

Comparable average store and
 station data:

 Merchandise sales growth                             4.4%          (0.7)%
 Gasoline gallons sold                                1.2%           7.1%



THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS DECEMBER 31, 1995

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $124.1 million for the three months ended December 31, 1996 an increase of $5.0 million or 4.4%. Gross margin, as a percentage of sales, decreased from 30.3% to 29.3%, primarily due to lower margins on dairy and tobacco sales.

Retail gasoline sales were $161.7 million, an increase of $17.9 million, or 12.4% over the prior year, principally due to an average increase of 13.0(cent) per gallon in the retail selling price. Gasoline gallon sales were 125.0 million, an increase of 1.4 million gallons, or 1.2% over the prior year. The level of gallons sold reflects continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 10.5(cent) decreased 3.1(cent) or 22.8% from the prior year principally due to an increase in the cost of gasoline, offset to some extent by an increase in the retail selling price of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants, as a result of sales of properties.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The Gulf Oil, L.P.'s earnings continue to be impacted by lower gasoline margins in the current year's fiscal quarter.

Gains on sales of property increased significantly over the prior year. While thirteen properties were sold during the three months ended December 31, 1996, compared to twelve sold in the prior year, the increase resulted from a significant gain achieved on the sale of one property in the quarter ended December 31, 1996.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $42.1 million, an increase of $7.5 million or 21.7 % over the prior year, due to price increases and the additional wholesale milk customers. Wholesale petroleum revenues were $34.3 million, an increase of $3.6 million, or 11.7% over the prior year. The increases result primarily from higher wholesale selling prices.

Cost of sales increased over the prior year's quarter ended December 31, primarily as a result of increases in product costs. The Company's retail and wholesale gasoline operations were negatively affected in the quarter ended December 31, 1996 by margin reductions which have impacted the entire industry. Store margins were lower because of a pricing strategy to increase volume of milk and cigarettes sold. Plant margins were reduced, by approximately $2.1 million, as a result of an increase in the cost of milk produced by the Company.

Operating expenses increased over the prior year's first quarter primarily because of higher payroll and related expenses resulting from increased sales volumes, but decreased as a percentage of sales.

Depreciation and amortization increased over the prior year's first quarter as a result of capital expenditures incurred during the prior year.

Interest expense decreased from the prior year principally due to lower debt as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company annually generates substantial operating cash flow because most of its revenues are received in cash. Based on current projections, the Company believes that the amount of cash generated from operations, together with proceeds from anticipated property sales will be sufficient to meet its current and long-term obligations and future capital expenditure requirements.

Notwithstanding its $30 million loan facility and satisfactory operating results since emergence from Reorganization in December 1993, the Company remains highly leveraged and its cash available to meet debt obligations and capital expenditures, although adequate, continues to be limited. In addition, because $20 million of the availability under the loan facility was utilized by the issuance of letters of credit, the Company remains dependent on its asset disposition program to fund cash shortfalls. Substantially all net proceeds from asset sales are utilized to pay secured debt. There can be no assurance that the Company's business will continue to generate income at or above current projections. Moreover, the Company's ability to generate sufficient funds to meet its obligations is dependent upon future economic conditions, general business and industry performance and other matters, many of which are beyond the control of the Company and which cannot be predicted at this time. If the Company is unable to generate sufficient income from operations and proceeds from property sales to service its debt requirements, including various required Target Payments, and make necessary capital expenditures, the Company may be required to seek additional sources of financing. There can be no assurance that any additional financing could be achieved. Moreover, additional financing may not be a viable option or may be viable only with credit enhancement or overcollateralization.

Among those obligations and capital expenditures that now, or in the future may, require significant commitments of the Company's available cash are (i) debt service, including principal repayment, Target Payments under the Company's restructured indebtedness and debt service under the working capital facility, (ii) insurance coverage for worker's compensation and general and automobile liability claims, (iii) costs associated with environmental compliance, (iv) capital expenditures, (v) payments to meet certain tax obligations of the Company's shareholders and (vi) the Company's potential response to the Put or exercise of the Call with respect to its partners' partnership interests in Gulf Oil, L.P. Those items are discussed below.

DEBT SERVICE

The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of December 30, 1993, the Effective Date of the Plan, the Company had total secured debt of approximately $308 million which has been reduced to approximately $227 million as of December 31, 1996. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments, contain cross-default provisions.

The Company consummated a $30 million working capital and letter of credit facility in June of 1996. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of December 31, 1996, the Company had drawn down $5 million of the revolving credit line and used $20 million to provide letters of credit for its insurance and bond program.

Certain of the Company's credit agreements require the Company to make Target Payments of the outstanding principal amount due each year from the sales proceeds of certain designated mortgaged properties. The Company's remaining Target Payments with its Target Payment Lenders aggregated approximately $5.9 million as of December 31, 1996. Remaining Target Payments for the next four fiscal years are estimated to be $1.7, $1.8, $.8 and $.5 million, respectively, and $1.1 million thereafter. Aggregate cash requirements for fiscal 1997 are estimated to be $62.7 million, (debt repayment $13.1 million, interest cost $22.0 million and capital expenditures, $27.6 million), including $2.8 million in Target Payments. The funding for such anticipated cash requirements is expected to be provided from existing cash and short term investments, earnings of the Company and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

During the three month periods ended December 31, 1996 and 1995, the Company raised $6.1 and $3.0 million, respectively, from its asset disposition program. Proceeds from asset dispositions for the fiscal year ended September 30, 1997 are estimated to be $16.0 million. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

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

INSURANCE PROGRAM

The Company assumes a high degree of risk as a result of the high deductibles under its worker's compensation, general liability and automobile liability insurance policies issued by an unrelated insurer. These risks, estimated at $21.2 million, on a present value basis for the years 1992 through 1996, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $16.5 million at December 31, 1996. The unrelated insurance company providing these coverages required collateral in the form of a $12.0 million letter of credit and certain real properties, cash and reinsurance at December 31, 1996. Conven-Petro Insurance Company, (Conven-Petro), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership, reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. In addition to collateral for its insurance program, the Company also provides an $8 million letter of credit to secure a $20 million bond line. Bonds are posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.

ENVIRONMENTAL COMPLIANCE

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, particularly the comprehensive regulatory programs governing underground storage tank systems ("USTs") used in its operations. In addition, the Company had operating expenses for assessment and remediation activities in connection with releases into the environment of gasoline or other regulated substances from USTs at the Company's current or former gasoline facilities, a portion of which expenses were reimbursed from state trust fund programs. Due to the nature of releases, the actual costs incurred may vary from the Company's estimates, and the ongoing costs of assessment and remediation activities may vary from year to year.

In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 86% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 115 more USTs require upgrading or replacement by December 22, 1998. The Company currently estimates that capital expenditures of approximately $21.3 million will be made, through December 22, 1998, in order to comply with UST regulatory requirements, which expenditures could be reduced for locations which may be closed in lieu of capital costs of compliance or sold.

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

CAPITAL EXPENDITURES

Capital expenditures, including those for environmental compliance, amounted to $7.0 and $5.2 million for the quarters ended December 31, 1996 and 1995, respectively. Additional capital expenditures of approximately $20.7 million are anticipated through the Company's year ended September 30, 1997.

TAX DISTRIBUTIONS TO SHAREHOLDERS

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination. Additional taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company, may be required to make significant distributions to Shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

GULF OIL, L.P.

In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil, L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil, L.P.

The Company's equity in the earnings of Gulf Oil, L.P. was approximately $2 thousand and $113 thousand for the quarter ended December 31, 1996 and 1995, respectively. Gulf Oil, L.P.'s earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil, L.P. will generate earnings consistent with prior year's levels.

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

The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil, L.P. with specific minimum purchase and brand maintenance cost requirements for each calendar year of the Supply Agreement (five years). The Company, for the calendar year 1996 purchased 525.0 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was
476.7 million gallons. Future calendar year minimums of branded product for the years 1997 and 1998 are 483.5 and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements. For the quarters ended December 31, 1996 and 1995, the Company purchased approximately $104.8 million and $84.7 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and target earnings of Gulf Oil, L.P. for each calendar year, have resulted in additional brand maintenance costs of $4.0 and $1.4 for the calendar years ended December 31, 1996 and 1995, respectively. Brand maintenance costs for calendar 1996 have increased over the prior year as a result of a shortfall in the Gulf Oil, L.P.'s target earnings for calendar 1996.

At December 31, 1996 and 1995, there was approximately $8.2 million and $9.2 million, respectively, in accounts payable due to Gulf Oil, L.P.

                                     PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     In civil actions that the Company has brought against Demetrios B. Haseotes, a shareholder and Director of the Company, the Company has obtained
(a) an injunction barring Mr. Haseotes' involvement in the Company's management, and (b) a judgment in the amount of $663,267, plus interest, which sum reflects funds distributed by the Company to Mr. Haseotes to pay certain tax liabilities which he diverted to other uses. The Company also has pending an action against Mr. Haseotes seeking an accounting and possible disgorgement of funds received by him in connection with the sale of a crude oil refinery in Canada. Mr. Haseotes filed an action seeking reinstatement of his compensation which the Board of Directors suspended when Mr. Haseotes refused to comply with is request for a complete accounting of the funds described above. The Company subsequently learned that there was cause to treat Mr. Haseotes' employment as terminated on or about November 1994, when Mr. Haseotes violated the terms of an agreement with the Company relating to his affiliates, and counterclaimed for damages in his action. In November 1996, the Court granted the Company's motion for summary judgment with respect to Mr. Haseotes' claim for compensation following the failure to account for funds described above. The Court, however, did not rule dispositively on the issue of retro-active suspension of compensation resulting from the violation of his agreement relating to his affiliates, and that issue will proceed to trial.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
          --------------------------------------------------

     The annual meeting of shareholders was held on January 31, 1997. At the meeting, the shareholders unanimously elected Lily H. Bentas, Demetrios B. Haseotes, George Haseotes, Byron Haseotes, John Burke, Paul Hand, James McDermott, Kenneth Koehler and Geoffrey Pottow to serve as directors until their respective successors are duly elected and qualified.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     Exhibit 27  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf
by the undersigned, thereunto duly authorized, on the     day of February, 1997.


                                            CUMBERLAND FARMS, INC.



Date: February 14, 1997                           By:/s/ Arthur G. Koumantzelis
      ----------------------------                   ---------------------------
                                                  Name:  Arthur G. Koumantzelis
                                                  Title: Sr. Vice President and
                                                         Chief Financial Officer