Form 10-Q
period 1997-03-31
CUMBERLAND FARMS INC
filed 1997-05-15
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from            to
                               -----------   ----------


                         Commission file number 33-95962
                                               ----------

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

Yes   X    No
    -----     -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of May 15, 1997, the outstanding shares of each class of the Registrant's common stock was as follows:

                  Class A Stock     8 shares
                  Class B Stock     121,014 shares

     (Neither class of stock is registered under the Securities Act of 1933, as amended.)

                                      INDEX

                             CUMBERLAND FARMS, INC.


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Balance Sheets - March 31, 1997 and September 30, 1996

          Condensed Statements of Operations - For the Three Months and Six Months Ended March 31, 1997 and 1996

          Condensed Statements of Retained Earnings - For the Six Months Ended March 31, 1997 and 1996

          Condensed Statements of Cash Flows - For the Six Months Ended March 31, 1997 and 1996

          Notes to Condensed Financial Statements - March 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 5.   OTHER INFORMATION


SIGNATURES

                             CUMBERLAND FARMS, INC.
                            CONDENSED BALANCE SHEETS
                                 (000'S OMITTED)

                                                            MARCH 31,    SEPTEMBER 30,
                                                              1997           1996
                                                           -----------    ----------
                                                           (UNAUDITED)     (AUDITED)

ASSETS
Current Assets:
        Cash                                                $ 24,377       $ 24,116
        Cash escrow                                              893            793
        Short term investments, at cost                        3,243         12,200
        Accounts receivable, net                              21,872         21,476
        Inventories, at FIFO cost                             57,530         59,042
           Less: adjustment to LIFO cost                     (29,100)       (29,100)
                                                            --------       --------
                Net inventories                               28,430         29,942
        Prepaid insurance                                          0            431
        Other current assets                                   7,186          8,725
                                                            --------       --------
Total current assets                                          86,001         97,683

Net property and equipment                                   222,012        218,755
Investment in Gulf Oil, L.P. (Note 2)                         35,849         36,445
Other assets, net                                             12,718         13,321
                                                            --------       --------
                                                            $356,580       $366,204
                                                            ========       ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
        Current portion of long-term debt                   $ 11,432       $ 13,108
        Accounts payable                                      40,364         39,819
        Other accrued expenses                                25,245         28,329
                                                            --------       --------
Total current liabilities                                     77,041         81,256

Long-term debt                                               209,415        218,398
Accrued insurance liability                                   12,287          9,075
Deferred credits and other liabilities                        17,747         18,264
                                                            --------       --------
Total liabilities                                            316,490        326,993

Commitments & contingencies
Stockholders' equity:
        Common stock:
          Class A Voting, $1 par value; 8 shares
            authorized, issued and outstanding
          Class B Non-voting, $1 par value;
            121,014 shares authorized, issued
            and outstanding                                      121            121
        Additional paid in capital                             8,617          8,617
        Retained earnings                                     31,352         30,473
                                                            --------       --------
Total stockholders' equity                                    40,090         39,211
                                                            --------       --------
                                                            $356,580       $366,204
                                                            ========       ========


Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED
                                 (000'S OMITTED)

                                                      QUARTER ENDED               SIX MONTHS ENDED
                                                         MARCH 31,                   MARCH 31,

                                                    1997          1996           1997          1996
                                                  ----------------------       ----------------------

Income:
     Revenues (see Note below)                    $352,774      $321,254       $719,948      $654,727

     Equity in earnings of Gulf Oil, L.P.            1,402           958          1,404         1,071

     Gains on sales of property and equipment        1,027         4,089          4,689         5,982

                                                  ----------------------       ----------------------
           Total income                            355,203       326,301        726,041       661,780

Costs and expenses:
     Cost of sales                                 275,679       249,088        569,485       502,587

     Operating expenses                             66,770        67,906        134,009       132,977

     Depreciation                                    4,995         4,758          9,887         9,174

                                                  ----------------------       ----------------------
           Total costs & expenses                  347,444       321,751        713,381       644,737
                                                  ----------------------       ----------------------

Operating income                                     7,759         4,549         12,660        17,043

Interest expense                                     5,765         5,571         11,481        11,384
                                                  ----------------------       ----------------------

Income (loss) before taxes                           1,994        (1,022)         1,179         5,659

State income taxes                                      69           (76)            69           359
                                                  ----------------------       ----------------------

Net income (loss)                                 $  1,925      $   (946)      $  1,110      $  5,300
                                                  ======================       ======================

Note: Excise taxes approximating $61,320 and $57,095 collected from customers on retail gasoline and cigarette revenues are included in Sales and Cost of Sales for the three months ended March 31, 1997 and 1996 respectively, while $124,289 and $117,246 was collected for the six months ended March 31, 1997 and 1996 respectively.

See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                    CONDENSED STATEMENT OF RETAINED EARNINGS
                                  (UNAUDITED)

                                                    Six months ended
                                                       March 31,
                                                  1997           1996
                                                ------------------------
                                                    (000's omitted)


Retained earnings beginning of period            $30,474        $18,851

        Net income                                 1,110          5,300

        Distributions to shareholders               (232)        (6,500)
                                                 -------        -------

Retained earnings end of period                  $31,352        $17,651
                                                 =======        =======


See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                           1997         1996
                                                         ----------------------
                                                             (000's omitted)

OPERATING ACTIVITIES
--------------------
     Net income                                           $ 1,110     $ 5,300
     Changes not affecting cash:
        Depreciation and amortization                       9,887       9,174
        Gains on sales of property and equipment           (4,689)     (5,982)
        Equity in earnings of Gulf Oil, L.P. (Note 2)      (1,404)     (1,071)
        Distribution of earnings by Gulf Oil, L.P.          3,650         950
        Changes in assets and liabilities                     140       7,272
                                                          -------     -------
Net cash provided by operating activities                   8,694      15,643
                                                          -------     -------


INVESTING ACTIVITIES
--------------------
        Additions to property and equipment               (14,634)    (14,478)
        Proceeds from sales of property and equipment       8,036      10,745
        Purchases, sales and maturities of short-term
          investments, net                                  8,957           0
                                                          -------     -------
Net cash provided (used) by investing activities            2,359      (3,733)
                                                          -------     -------


FINANCING ACTIVITIES
--------------------
        Payments of debt                                  (10,659)    (17,695)
        Change in cash escrow                                 100           0
        Distributions to shareholders                        (232)     (6,500)
                                                          -------     -------
Net cash (used) by financing activities                   (10,791)    (24,195)
                                                          -------     -------

Net increase (decrease) in cash                               261     (12,285)

Cash at beginning of period                                24,116      30,016
                                                          -------     -------

Cash at end of period                                     $24,377     $17,731
                                                          =======     =======

Non-cash investing activity:
        Increase in equity of Gulf Oil, L.P., offset
        by accrued liability (Note 2)                     $ 1,650
                                                          =======

See notes to condensed financial statements

                             CUMBERLAND FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended September 30, 1997. For further information, refer to the audited financial statements and footnotes thereto for the year ended September 30, 1996.

Note 2 - Joint Venture Investment
---------------------------------

The Company has a 66 2/3% investment in Gulf Oil, L.P. and accounts for its investment using the equity method. As of March 31, 1997, the Company's investment in Gulf Oil, L.P. amounted to $35.8 million which represents the Company's cost plus its equity in the earnings of Gulf Oil, L.P. less cash distributions received from Gulf Oil, L.P. Shown below is unaudited condensed financial information relative to the Joint Venture.

The following summarizes the income statements of the Gulf Oil, L.P.:

                                 Quarter Ended        Six Months Ended
                                   March 31,             March 31,
                                          (000's omitted)
                             1997         1996        1997           1996
                           --------------------   ------------------------
Net sales                  $590,670    $482,813    $1,192,558     $897,217
Gross margin                  8,910       9,399        16,761       16,950
Operating expenses            6,079       7,105        10,506       13,417
Interest expense                729         856         1,679        1,926
Net income                    2,102       1,438         4,576(a)     1,607
Equity in net income of
 Gulf Oil, L.P.            $  1,402    $    958    $    1,404(a)  $  1,071

(a) - The Company's equity in the net income of the Gulf Oil, L.P. for the six months ended March 31, 1997 has been reduced by $1.6 million to reflect the Company's share of brand maintenance income earned by the L.P. from the Company, which was included as a reduction of the related costs of $2.5 million in the Company's financial statements for the prior fiscal year.

Note 3 - Related Party Transactions
-----------------------------------

See Part II, Item 1, Legal Proceedings included elsewhere herein for information relating to litigation with a Shareholder and a Director and a settlement with the EPA.

On April 1, 1997, the Company acquired three properties located in Chelsea and Westford, Massachusetts from a third-party landlord at an aggregate purchase price of $750,000, the estimated fair value of the properties. These properties were originally owned by Mr. George Haseotes, a Shareholder and Director of the Company, who sold them to the third-party landlord in 1994. The third-party landlord directed that the aggregate purchase price of these properties be paid over to Mr. Haseotes. Purchase of the properties was approved by the Company's Board of Directors.

Note 4 - Income Taxes
---------------------

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal year ended September 30, 1992 and 1993 and has selected the 1994 return for examination. The Company believes that the Internal Revenue Service will propose changes to the Company's returns, as filed, for the years under examination. Additional taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company, may be required to make significant distributions to shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

The following table summarizes the results of operations for the three and six months ended March 31, 1997 and 1996, which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.

                                       QUARTER ENDED                              SIX MONTHS ENDED
                                         MARCH 31,            % INCREASE              MARCH 31,          % INCREASE
                                    1997            1996       (DECREASE)        1997           1996      (DECREASE)
                                   ----------------------------------------    -------------------------------------
                                            (in thousands except ratios and gross profit per gallon information)

STATEMENT OF OPERATIONS DATA

REVENUES

  Retail revenues                  $276,698       $251,975         9.8 %       $562,491       $514,915       9.2 %
  Other income                        4,886          5,186        (5.8)%          9,882         10,424      (5.2)%
                                   --------       --------       -----         --------       --------     -----
     Total                          281,584        257,161         9.5 %        572,373        525,339       9.0 %

  Equity in earnings of
    Gulf Oil L.P.                     1,402            958        46.3 %          1,404          1,071      31.1 %
  Gains on sales of
    property and equipment            1,027          4,089       (74.9)%          4,689          5,982     (21.6)%
                                   --------       --------       -----         --------       --------     -----
     Total                          284,013        262,208         8.3 %        578,466        532,392       8.7 %

Wholesale revenues                   71,190         64,093        11.1 %        147,575        129,387      14.1 %
                                   --------       --------       -----         --------       --------     -----
Total income                        355,203        326,301         8.9 %        726,041        661,779       9.7 %
                                   --------       --------       -----         --------       --------     -----

Costs and expenses
  Cost of sales                     275,679        249,088        10.7 %        569,485        502,586      13.3 %
  Operating expenses                 66,770         67,906        (1.7)%        134,009        132,978       0.8 %
  Depreciation and amortization       4,995          4,758         5.0 %          9,887          9,174       7.8 %
                                   --------       --------       -----         --------       --------     -----
     Total                          347,444        321,752         8.0 %        713,381        644,738      10.6 %
                                   --------       --------       -----         --------       --------     -----

Operating income                   $  7,759         $4,549        70.6 %        $12,660       $ 17,041     (25.7)%
                                   ========         ======       =====          =======       ========     =====

OTHER OPERATING DATA

Merchandise gross profit           $ 35,579       $ 35,026         1.6 %       $ 72,134       $ 71,243       1.3 %

Merchandise gross profit
  as a percentage of sales             30.1%          30.5%                        29.7%          30.4%

Gasoline gallons sold               121,728        116,949         4.1 %        246,751        240,539       2.6 %
Gasoline gross profit              $ 14,887       $ 12,686        17.3 %       $ 28,053       $ 29,484      (4.9)%
Gasoline gross profit
  cents per gallon                     12.2           10.8        13.0 %           11.4           12.3      (7.3)%

Operating income before
  depreciation and amortization
  as a percentage of total
  revenues                              3.6%           2.9%                         3.1%           4.0%

Operating income as a
  percentage of total revenues          2.2%           1.4%                         1.7%           2.6%

Comparable average store and
  station data:

  Merchandise sales growth              3.2%           1.4%                         3.7%           0.4%
  Gasoline gallons sold                 4.1%           3.5%                         2.6%           5.4%


THREE MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $117.9 million for the three months ended March 31, 1997 an increase of $3.6 million or 3.2%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, decreased from 30.5% to 30.1%

Retail gasoline sales were $158.8 million, an increase of $21.2 million, or 15.4% over the prior year. Gasoline gallon sales were 121.7 million, an increase of 4.8 million gallons, or 4.1% over the prior year. The level of gallons sold results primarily from expanded facilities, continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 12.2 (cents per gallon) increased 1.4 (cents per gallon) or 13.0% from the prior year principally due to an increase in the retail selling price of gasoline, offset to some extent by increases in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased as a result of sales of properties.

     The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The increase in equity of earnings from $1.0 million in the quarter ended March 31, 1996 to $1.4 million for the 1997 quarter, resulted primarily from lower operating expenses in the current year versus the prior year.

Gains on sales of property decreased from the prior year. Seven properties were sold during the three months ended March 31, 1997, compared to twenty-five sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $38.3 million, an increase of $2.8 million or 7.9 % over the prior year. The increase is attributable to price increases for wholesale milk and sales to additional wholesale milk customers. Wholesale petroleum revenues were $32.9 million, an increase of $4.3 million, or 15.0% from the prior year. The increase results primarily from increased wholesale selling prices.

Cost of sales for the quarter ended March 31, 1997 increased over the prior year as a result of increases in product costs and volume sold in the gasoline operations. Operating expenses decreased from the prior year primarily as a result of lower real estate taxes in 1997 and a milder winter in comparison to the more severe weather conditions in the prior year. Depreciation and amortization increased as a result of capital expenditures during the prior year.

Interest expense increased from the prior year principally due to changes in the effective rate of interest and the addition of a working capital facility in June 1996.

SIX MONTHS ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $242.1 million for the six months ended March 31, 1997 an increase of $8.6 million or 3.7%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, decreased from 30.4% to 29.7%

Retail gasoline sales were $320.4 million, an increase of $39.0 million, or 13.9% over the prior year. Gasoline gallon sales were 246.8 million, an increase of 6.2 million gallons, or 2.6% over the prior year. The increase in gallons sold results primarily from expanded facilities, continued attention to the convenience retailing aspects of selling gasoline through improved dispenser amenities and from competitive marketing strategies. The average cents per gallon gross margin of 11.4 (cents per gallon) decreased .9 (cents per gallon) or 7.3% from the prior year principally due to an increase in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased as a result of sales of properties.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The increase in equity of earnings from $1.1 million for the six months ended March 31, 1996 to $1.4 million this year resulted primarily from reduced operating expenses.

Gains on sales of property decreased from the prior year. Twenty properties were sold during the six months ended March 31, 1997, compared to thirty-seven sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $80.5 million, an increase of $10.4 million or 14.8 % over the prior year. The increase is attributable to price increases and sales to additional wholesale milk customers. Wholesale petroleum revenues were $67.1 million, an increase of $7.8 million, or 13.2% from the prior year. The increase results primarily from increased wholesale selling prices.

Cost of sales for the six months ended March 31, 1997 increased over the prior year as a result of increases in product costs and volumes sold in the gasoline operations. Although milk and gasoline margins improved in the second quarter, the Company's retail, wholesale and plant margins for the six months ended March 31, 1997 were lower than the prior year's six months.

Operating expenses increased from the prior year as a result of increases in payroll and benefits and repair expenses. Depreciation and amortization increased as a result of capital expenditures during the prior year.

Interest expense increased from the prior year principally due to changes in the effective rate of interest and the addition of a working capital facility in June 1996.

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

Notwithstanding its $30 million loan facility and satisfactory operating results since emergence from Reorganization in December 1993, the Company remains highly leveraged. In addition, because $17 million of the availability under the loan facility was utilized for the issuance of letters of credit, the Company remains dependent on its asset disposition program to fund cash shortfalls. Substantially all net proceeds from asset sales are utilized to pay secured debt. There can be no assurance that the Company's business will continue to generate income at or above current projections. Moreover, the Company's ability to generate sufficient funds to meet its obligations is dependent upon future economic conditions, general business and industry performance and other matters, many of which are beyond the control of the Company and which cannot be predicted at this time. If the Company is unable to generate sufficient income from operations and proceeds from property sales to service its debt requirements, including various required Target Payments, and make necessary capital expenditures, the Company may be required to seek additional sources of financing. There can be no assurance that any additional financing could be achieved. Moreover, additional financing may not be a viable option or may be viable only with credit enhancement or overcollateralization.

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

DEBT SERVICE

The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of December 30, 1993, the Effective Date of the Plan, the Company had total secured debt of approximately $308 million which has been reduced to approximately $221 million as of March 31, 1997. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments, contain cross-default provisions.

The Company has a $30 million working capital and letter of credit facility with a due date of December 30, 1998. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of March 31, 1997, the Company had drawn down $5 million of the revolving credit line and used $17 million to provide letters of credit for its insurance and bond program.

Certain of the Company's credit agreements require the Company to make Target Payments of the outstanding principal amount due each year from the sales proceeds of certain designated mortgaged properties. The Company's remaining Target Payments with its Target Payment Lenders aggregated approximately $5.9 million as of March 31, 1997. Remaining Target Payments for the next four fiscal years are estimated to be $1.7, $1.8, $.8 and $.5 million, respectively, and $1.1 million thereafter. Aggregate cash requirements for fiscal 1997 are estimated to be $62.7 million, (debt repayment $13.1 million, interest cost $22.0 million and capital expenditures, $27.6 million), including $2.8 million in Target Payments. The funding for such anticipated cash requirements is expected to be provided from existing cash and short term investments, earnings of the Company and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

During the six month periods ended March 31, 1997 and 1996, the Company raised $8.0 and $10.7 million, respectively, from its asset disposition program. Proceeds from asset dispositions for the fiscal year ended September 30, 1997 are estimated to be $16.0 million. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

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

INSURANCE PROGRAM

The Company assumes a high degree of risk as a result of the high deductibles under its worker's compensation, general liability and automobile liability insurance policies issued by an unrelated insurer. These risks, estimated at $22.0 million, on a present value basis for the years 1992 through 1996, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $17.3 million at March 31, 1997. The unrelated insurance company providing these coverages required collateral in the form of a $12 million letter of credit and certain real properties, cash and reinsurance at March 31, 1997. Conven-Petro Insurance Company, (Conven-Petro), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership, reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. In addition to collateral for its insurance program, the Company also provides a $5 million letter of credit to secure a $20 million bond line. Bonds are posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.

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

In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 88% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 95 more USTs require upgrading or replacement by December 22, 1998. The Company currently estimates that capital expenditures of approximately $19.1 million will be made, through December 22, 1998, in order to comply with UST regulatory requirements, which expenditures could be reduced for locations which may be closed in lieu of capital costs of compliance or sold.

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

CAPITAL EXPENDITURES

Capital expenditures, including those for environmental compliance, amounted to $14.6 and $14.5 million for the six months ended March 31, 1997 and 1996, respectively. Additional capital expenditures of approximately $13.0 million are anticipated through the Company's year ended September 30, 1997.

TAX DISTRIBUTIONS TO SHAREHOLDERS

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination. The Company believes that the Internal Revenue Service will propose changes to the Company's returns, as filed, for the years under examination. Additional taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company, may be required to make significant distributions to Shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

GULF OIL, L.P.

In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil, L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil, L.P.

The Company's equity in the earnings of Gulf Oil, L.P. was approximately $1.4 million and $1.1 million for the six months ended March 31, 1997 and 1996, respectively. Gulf Oil, L.P.'s earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil, L.P. will generate earnings consistent with prior year's levels.

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

The Partnership Agreement provides that at any time on or after January 1, 1999, Catamount Management Corp. and the Class B partners have the right, but not the obligation, to Put their partnership interest to the Company and the Company has the right, but not the obligation, to Call such interests at a formula price equal to a multiple of Gulf Oil, L.P.'s earnings. If the Company is unable or determines it is not in its best interest to purchase upon the exercise of the Put or, if the Company, following the exercise of the Call is unable to complete the purchase, the Partnership Agreement provides that Gulf Oil, L.P. will be sold by an investment banker as a going concern.

The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil, L.P. with specific minimum purchase and brand maintenance cost requirements for each calendar year of the Supply Agreement (five years). The Company, for the calendar year 1996 purchased 525.0 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was
476.7 million gallons. Future calendar year minimums of branded product for the years 1997 and 1998 are 483.5 and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements. For the quarters ended March 31, 1997 and 1996, the Company purchased approximately $98.1 million and $82.5 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and target earnings of Gulf Oil, L.P. were $1.2 million and $.8 million for the six months ended March 31, 1997 and 1996, respectively.

At March 31, 1997 and 1996, there were approximately $10.9 million and $9.7 million, respectively, in accounts payable due to Gulf Oil, L.P.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

In civil actions that the Company has brought against Demetrios B. Haseotes, a shareholder and Director of the Company, the Company has obtained (a) an injunction barring Mr. Haseotes' involvement in the Company's management, and
(b) judgment in the amount of $663,267, plus interest, which sum reflects funds distributed by the Company to Mr. Haseotes to pay certain tax liabilities which he diverted to other uses. The Company also has pending an action against Mr. Haseotes in seeking an accounting and possible disgorgement of funds received by him in connection with the sale of a crude oil refinery in Canada. Mr. Haseotes filed an action seeking reinstatement of his compensation which the Board of Directors suspended when Mr. Haseotes refused to comply with its request for a complete accounting of the funds described above. The Company subsequently learned that there was cause to treat Mr. Haseotes' employment as terminated on or about November 1994, when Mr. Haseotes violated the terms of an agreement with the Company relating to his affiliates, and counterclaimed for damages in his action. In November 1996, the Court granted the Company's motion for summary judgment with respect to Mr. Haseotes' claim for compensation following the failure to account for funds described above. The Court, however, did not rule on the issue of suspension of compensation resulting from the violation of his agreement relating to his affiliates, and that issue will proceed to trial.

The Company and certain of its affiliates, including V.S. Haseotes and Sons
(VSH) have, after extended negotiations among the parties, entered into a settlement agreement with the EPA relating to alleged violations of the Clean Water Act in the Towns of Hanson and Halifax, Massachusetts. The agreement required VSH to donate two properties to the Federal Government. The agreement also requires the Company to perform certain environmental work which the Company estimates will not exceed $500,000 in order to convert approximately 19 acres to wet lands status.

ITEM 5.   OTHER INFORMATION
          -----------------

On April 1, 1997, the Company acquired three properties located in Chelsea and Westford, Massachusetts from a third-party landlord at an aggregate purchase price of $750,000, the estimated fair value of the properties. These properties were originally owned by Mr. George Haseotes, a Shareholder and Director of the Company, who sold them to the third-party landlord in 1994. The third-party landlord directed that the aggregate purchase price of these properties be paid over to Mr. Haseotes. Purchase of the properties was approved by the Company's Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

EXHIBIT 27.   FINANCIAL DATA SCHEDULE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of May, 1997.


CUMBERLAND FARMS, INC.




Date:                                         By:/s/ Arthur G. Koumantzelis
     -----------------------------------         -------------------------------
Name:                                         Arthur G. Koumantzelis
Title:                                        Sr. Vice President and
                                              Chief Financial Officer