Form 10-Q
period 1997-06-30
CUMBERLAND FARMS INC
filed 1997-08-14
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  JUNE 30, 1997


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______ to _______


                         Commission file number 33-95962


                             CUMBERLAND FARMS, INC.
            --------------------------------------------------------
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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 828-4900

     Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


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

     As of August 14, 1997, the outstanding shares of each class of the Registrant's common stock was as follows:

                  Class A Stock     8 shares
                  Class B Stock     121,014 shares

     (Neither class of stock is registered under the Securities Act of 1933, as amended.)

                                      INDEX

                             CUMBERLAND FARMS, INC.


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Balance Sheets - June 30, 1997 and September 30, 1996

          Condensed Statements of Operations - For the Three Months and Nine Months Ended June 30, 1997 and 1996.

          Condensed Statements of Retained Earnings - For the Nine Months Ended June 30, 1997 and 1996

          Condensed Statements of Cash Flows - For the Nine Months Ended June 30, 1997 and 1996

          Notes to Condensed Financial Statements - June 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 5.   OTHER INFORMATION


SIGNATURES

                             CUMBERLAND FARMS, INC.
                            CONDENSED BALANCE SHEETS
                                 (000s OMITTED)

                                                      JUNE 30,     SEPTEMBER 30,
                                                        1997           1996
                                                     ----------    -------------
ASSETS                                               (UNAUDITED)     (AUDITED)
Current Assets:
         Cash                                          $ 19,532      $ 24,116
         Cash escrow                                        537           793
         Short term investments, at cost                  3,243        12,200
         Accounts receivable, net                        22,816        21,476
         Inventories, at FIFO cost                       60,199        59,042
           Less: adjustment to LIFO cost                (29,300)      (29,100)
                                                       --------      --------
                    Net inventories                      30,899        29,942
         Other current assets                             6,412         9,156
                                                       --------      --------
Total current assets                                     83,439        97,683

Net property and equipment                              222,773       218,755
Investment in Gulf Oil, L.P. (Note 2)                    34,503        36,445
Other assets, net                                        13,532        13,321
                                                       --------      --------
                                                       $354,247      $366,204
                                                       ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt             $ 11,371      $ 13,108
         Accounts payable                                39,773        39,819
         Other accrued expenses                          26,101        28,329
                                                       --------      --------
Total current liabilities                                77,245        81,256

Long-term debt                                          204,169       218,398
Accrued insurance liability                              13,241         9,075
Deferred credits and other liabilities                   18,051        18,264
                                                       --------      --------
Total liabilities                                       312,706       326,993

Commitments & contingencies
Stockholders' equity:
         Common stock:
           Class A Voting, $1 par value; 8 shares
            authorized, issued and outstanding
           Class B Non-voting, $1 par value;
            121,014 shares authorized, issued
            and outstanding                                 121           121
         Additional paid in capital                       8,617         8,617
         Retained earnings                               32,803        30,473
                                                       --------      --------
Total stockholders' equity                               41,541        39,211
                                                       --------      --------
                                                       $354,247      $366,204
                                                       ======================


Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                    UNAUDITED
                                 (000s OMITTED)



                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,

                                                 1997        1996            1997         1996
                                              ----------------------     -------------------------
Income:
  Revenues (see Note below)                    $368,039     $363,054     $1,087,987     $1,017,781

  Equity in earnings of Gulf Oil, L.P.              174        1,962          1,578          3,033

  Gains on sales of property and equipment        3,085        3,859          7,774          9,841

                                               ---------------------     -------------------------
    Total income                                371,298      368,875      1,097,339      1,030,655

Costs and expenses:
  Cost of sales                                 288,086      280,934        857,571        783,520

  LIFO charge                                       200          750            200            750

  Operating expenses                             67,807       67,873        201,817        200,850

  Depreciation                                    5,649        5,235         15,535         14,408

                                               ---------------------     -------------------------
    Total costs & expenses                      361,742      354,792      1,075,123        999,528
                                               ---------------------     -------------------------

Operating income                                  9,556       14,083         22,216         31,127

Interest expense                                  5,656        5,588         17,137         16,972
                                               ---------------------     -------------------------

Income before taxes                               3,900        8,495          5,079         14,155

State income taxes                                   40          433            109            792
                                               ---------------------     -------------------------

Net income                                     $  3,860     $  8,062     $    4,970     $   13,363
                                               =====================     =========================



     Note: Excise taxes approximating $64,963 and $60,344 collected from customers on retail gasoline and cigarette revenues are included in Sales and Cost of Sales for the three months ended June 30, 1997 and 1996 respectively, while $189,252 and $177,590 was collected for the nine months ended June 30, 1997 and 1996 respectively.



     See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                    CONDENSED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)


                                                          Nine months ended
                                                               June 30,
                                                         1997           1996
                                                      --------------------------
                                                           (000's omitted)

Retained earnings beginning of period                   $30,473         $18,851

         Net income                                       4,970          13,363

         Distributions to shareholders                   (2,640)         (8,582)
                                                        -------         -------

Retained earnings end of period                         $32,803         $23,632
                                                        =======         =======



See notes to condensed financial statements.

                             CUMBERLAND FARMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                  JUNE 30,
                                                             1997       1996
                                                         -----------------------
OPERATING ACTIVITIES                                         (000's omitted)
---------------------------------
  Net income                                               $  4,970    $ 13,363
  Changes not affecting cash:
          Depreciation and amortization                      15,536      14,408
          Gains on sales of property and equipment           (7,774)     (9,841)
          Equity in earnings of Gulf Oil, L.P. (Note 2)      (1,578)     (3,033)
          Distribution of earnings by Gulf Oil, L.P.          5,170       1,650
          Changes in assets and liabilities                    (529)      8,336
                                                           --------    --------
Net cash provided by operating activities                    15,795      24,883
                                                           --------    --------


INVESTING ACTIVITIES
---------------------------------
          Additions to property and equipment               (22,182)    (21,709)
          Proceeds from sales of property and equipment      11,708      17,422
          Purchases, sales and maturities of short-term
            investments, net                                  8,957           0
                                                           --------    --------
Net cash (used) by investing activities                      (1,517)     (4,287)
                                                           --------    --------


FINANCING ACTIVITIES
---------------------------------
          Payments of debt                                  (15,966)    (24,429)
          Change in cash escrow                                (256)          0
          Proceeds from new debt                                  0       5,000
          Distributions to shareholders                      (2,640)     (8,583)
                                                           --------    --------
Net cash (used) by financing activities                     (18,862)    (28,012)
                                                           --------    --------

NET (DECREASE) IN CASH                                       (4,584)     (7,416)

CASH AT BEGINNING OF PERIOD                                  24,116      30,016
                                                           --------    --------

CASH AT END OF PERIOD                                      $ 19,532    $ 22,600
                                                           ========    ========
Non-cash investing activity:
          Increase in equity of Gulf Oil, L.P., offset
          by accrued liability (Note 2)                    $  1,650
                                                           ========



See notes to condensed financial statements

                             CUMBERLAND FARMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

NOTE 1 - BASIS OF PRESENTATION

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

Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended September 30, 1997. For further information, refer to the audited financial statements and footnotes thereto for the year ended September 30, 1996.

NOTE 2 - JOINT VENTURE INVESTMENT

The Company has a 66 2/3% investment in Gulf Oil, L.P. and accounts for its investment using the equity method. As of June 30, 1997, the Company's investment in Gulf Oil, L.P. amounted to $34.5 million which represents the Company's cost plus its equity in the earnings of Gulf Oil, L.P. less cash distributions received from Gulf Oil, L.P. Shown below is unaudited condensed financial information relative to the Joint Venture.

The following summarizes the income statements of the Gulf Oil, L.P.:

                               Quarter Ended             Nine Months Ended
                                  June 30,                   June 30,
                                          (000's omitted)
                             1997        1996          1997              1996
                          ---------------------     ----------------------------
Net sales                 $472,436     $436,510     $1,664,994        $1,333,727
Gross margin                 6,664        9,845         23,425            26,795
Operating expenses           5,738        6,190         16,244            19,607
Interest expense               664          715          2,343             2,638
Net income                     262        2,940          4,838(a)          4,550
Equity in net income
 of Gulf Oil, L.P.        $    175     $  1,962     $    1,579(a)     $    3,033


(a) - The Company's equity in the net income of the Gulf Oil, L.P. for the nine months ended June 30, 1997 has been reduced by $1.6 million to reflect the Company's share of brand maintenance income earned by the L.P. from the Company, which was included as a reduction of the related costs of $2.5 million in the Company's financial statements for the prior fiscal year.

NOTE 3 - INCOME TAXES

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination. The Company believes that the Internal Revenue Service will propose changes to the Company's returns, as filed, for the years under examination. Additional federal income taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company, may be required to make significant distributions to shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three and nine months ended June 30, 1997 and 1996, which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.


                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    JUNE 30,             % INCREASE            JUNE 30,             % INCREASE
                                              1997           1996        (DECREASE)      1997          1996          (DECREASE)
                                            ---------------------------------------    ----------------------------------------
                                                   (in thousands except ratios and gross profit per gallon information)

STATEMENT OF OPERATIONS DATA

REVENUES
  Retail revenues                           $287,954        $286,373        0.6%       $  850,446     $  801,287         6.1%
  Other income                                 4,706           5,010       (6.1)%          14,587         15,434        (5.5)%
                                            --------        --------      -----        ----------     ----------       -----
    Total                                    292,660         291,383        0.4%          865,033        816,721         5.9%

  Equity in earnings of
    Gulf Oil L.P.                                174           1,962      (91.1)%           1,578          3,033       (48.0)%
  Gains on sales of
    property and equipment                     3,085           3,858      (20.0)%           7,774          9,841       (21.0)%
                                            --------        --------      -----        ----------     ----------       -----
    Total                                    295,919         297,203       (0.4)%         874,385        829,595         5.4%

  Wholesale revenues                          75,379          71,672        5.2%          222,954        201,060        10.9%
                                            --------        --------      -----        ----------     ----------       -----
Total income                                 371,298         368,875        0.7%        1,097,339      1,030,655         6.5%
                                            --------        --------      -----        ----------     ----------       -----
Costs and expenses
   Cost of sales                             288,086         280,934        2.5%          857,571        783,520         9.5%
   LIFO                                          200             750      (73.3)%             200            750       (73.3)%
   Operating expenses                         67,807          67,873       (0.1)%         201,817        200,850         0.5%
   Depreciation and amortization               5,649           5,235        7.9%           15,535         14,408         7.8%
                                            --------        --------      -----        ----------     ----------       -----
    Total                                    361,742         354,792        2.0%        1,075,123        999,528         7.6%
                                            --------        --------      -----        ----------     ----------       -----

Operating income                            $  9,556        $ 14,083      (32.1)%      $   22,216     $   31,127       (28.6)%
                                            ========        ========      =====        ==========     ==========       =====

OTHER OPERATING DATA

Merchandise gross profit                    $ 38,801        $ 37,646        3.1%       $  110,935     $  108,893         1.9%

Merchandise gross profit
  as a percentage of sales                      29.8%           29.5%                        29.7%          30.1%

Gasoline gallons sold                        126,896         121,992        4.0%          373,647        362,531         3.1 %
Gasoline gross profit                       $ 15,323        $ 17,164      (10.7)%      $   43,376     $   46,653        (7.0)%
Gasoline gross profit
  cents per gallon                              12.1            14.1      (14.2)%            11.6           12.9       (10.1)%

Operating income before
  depreciation and amortization
  as a percentage of total
  revenues                                       4.1%            5.2%                         3.4%           4.4%

Operating income as a
  percentage of total revenues                   2.6%            3.8%                         2.0%           3.0%
Comparable average store and station data:
  Merchandise sales growth                       2.1%            0.3%                         3.1%           0.3%
  Gasoline gallons sold                          4.0%            5.0%                         3.1%           5.2%

THREE MONTHS ENDED JUNE 30, 1997 VERSUS JUNE 30, 1996

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $129.8 million for the three months ended June 30, 1997 an increase of $2.6 million or 2.1%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, increased slightly from 29.5% to 29.8%

Retail gasoline sales were $158.1 million, a decrease of $1.1 million, or .7% over the prior year. Gasoline gallon sales were 126.9 million, an increase of
4.9 million gallons, or 4.0% over the prior year. The level of gallons sold results primarily from expanded facilities, improved dispenser amenities and competitive marketing strategies. The average cents per gallon gross margin of
12.1 cents decreased 2.0 cents or 14.2% from the prior year principally due to an increase in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased as a result of sales of properties.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in equity in earnings from $2.0 million in the quarter ended June 30, 1996 to $.2 million for the 1997 quarter, resulted primarily from lower margins in the current year versus the prior year.

Gains on sales of property decreased from the prior year. Ten properties were sold during the three months ended June 30, 1997, compared to thirty-one sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $40.2 million, an increase of $4.3 million or 12.0 % over the prior year. The increase is attributable to price increases for wholesale milk and sales to additional wholesale milk customers. Wholesale petroleum revenues were $35.2 million, a decrease of $.6 million, or 1.7% from the prior year.

Cost of sales for the quarter ended June 30, 1997 increased over the prior year as a result of increases in product costs and volume sold in the gasoline operations. A LIFO charge was provided to recognize increasing costs of raw materials purchased. Operating expenses were slightly below the prior year. Depreciation and amortization increased as a result of capital expenditures during the prior year.

Interest expense increased from the prior year principally due to changes in the effective rate of interest and the addition of a working capital facility in June 1996.

NINE MONTHS ENDED JUNE 30, 1997 VERSUS JUNE 30, 1996

Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $371.9 million for the nine months ended June 30, 1997 an increase of $11.3 million or 3.1%, from the prior year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, decreased from 30.1% to 29.7%

Retail gasoline sales were $478.5 million, an increase of $37.8 million, or 8.6% over the prior year. Gasoline gallon sales were 373.6 million, an increase of
11.1 million gallons, or 3.1% over the prior year. The increase in gallons sold results primarily from expanded facilities, improved dispenser amenities and competitive marketing strategies. The average cents per gallon gross margin of
11.6 cents decreased 1.3 cents or 10.1% from the prior year principally due to an increase in the cost of gasoline.

Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased as a result of sales of properties.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil, L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in equity in earnings from $3.0 million for the nine months ended June 30, 1996 to $1.6 million this year resulted primarily from lower margins.

Gains on sales of property decreased from the prior year. Thirty properties were sold during the nine months ended June 30, 1997, compared to sixty-eight sold in the prior year.

Included in wholesale revenues are plant and wholesale petroleum sales. Plant revenues were $120.6 million, an increase of $14.6 million or 13.8 % over the prior year. The increase is attributable to price increases and sales to additional wholesale milk customers. Wholesale petroleum revenues were $102.3 million, an increase of $7.2 million, or 7.6% from the prior year. The increase results primarily from increased wholesale selling prices in the previous quarters.

Cost of sales for the nine months ended June 30, 1997 increased over the prior year as a result of increases in product costs and volume sold in the gasoline operations. A LIFO charge was provided to recognize increasing costs of raw materials purchased.

Operating expenses increased from the prior year as a result of increases in payroll, benefits and repair expenses. Depreciation and amortization increased as a result of capital expenditures during the prior year.

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

DEBT SERVICE

The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of

December 30, 1993, the Effective Date of the Plan, the Company had total secured debt of approximately $308 million which has been reduced to approximately $216 million as of June 30, 1997. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments, contain cross-default provisions.

The Company has a $30 million working capital and letter of credit facility with a due date of December 30, 1998. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of June 30, 1997, the Company had drawn down $5 million of the revolving credit line and used $17 million to provide letters of credit for its insurance and bond program.

Certain of the Company's credit agreements require the Company to make Target Payments of the outstanding principal amount due each year from the sales proceeds of certain designated mortgaged properties. The Company's remaining Target Payments with its Target Payment Lenders aggregated approximately $5.6 million as of June 30, 1997. Remaining Target Payments for the next four fiscal years are estimated to be $1.4, $1.8, $.8 and $.5 million, respectively, and $1.1 million thereafter. Aggregate cash requirements for fiscal 1997 were estimated to be $62.7 million, (debt repayment $13.1 million, interest cost $22.0 million and capital expenditures, $27.6 million), including $2.8 million in Target Payments. The funding for such anticipated cash requirements is expected to be provided from existing cash and short term investments, earnings of the Company and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

During the nine month periods ended June 30, 1997 and 1996, the Company raised $11.7 and $17.4 million, respectively, from its asset disposition program. Proceeds from asset dispositions for the fiscal year ended September 30, 1997 are estimated to be $16.0 million. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

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

INSURANCE PROGRAM

The Company assumes a high degree of risk as a result of the high deductibles under its worker's compensation, general liability and automobile liability insurance policies issued by an unrelated insurer. These risks, estimated at $22.9 million, on a present value basis for the years 1992 through 1997, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $18.2 million at June 30, 1997. The unrelated insurance company providing these coverages required collateral in the form of a $12 million letter of credit and certain real properties, cash and reinsurance at June 30, 1997. Conven-Petro Insurance Company, (Conven-Petro), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership, reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. In addition to collateral for its insurance program, the Company also provides a $5 million letter of credit to secure a $20 million bond line. Bonds are posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.

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

In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 90% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 80 more USTs require upgrading or replacement by December 22, 1998. The Company currently estimates that capital expenditures of approximately $16.7 million will be made, through December 22, 1998, in order to comply with UST regulatory requirements, which expenditures could be reduced for locations which may be closed in lieu of capital costs of compliance or sold.

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

CAPITAL EXPENDITURES

Capital expenditures, including those for environmental compliance, amounted to $22.2 and $21.7 million for the nine months ended June 30, 1997 and 1996, respectively. Additional capital expenditures of approximately $5.4 million are anticipated through the Company's year ended September 30, 1997.

TAX DISTRIBUTIONS TO SHAREHOLDERS

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination. The Company believes that the Internal Revenue Service will propose changes to the Company's returns, as filed, for the years under examination. Additional federal taxes, if any, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company, may be required to make significant distributions to Shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

GULF OIL, L.P.

In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil, L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil, L.P.

The Company's equity in the earnings of Gulf Oil, L.P. was approximately $1.6 million and $3.0 million for the nine months ended June 30, 1997 and 1996, respectively. Gulf Oil, L.P.'s earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil, L.P. will generate earnings consistent with prior year's levels.

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

The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil, L.P. with specific minimum purchase and brand maintenance cost requirements for each year of the Supply Agreement which is effective through calendar 1998. The Company, for the calendar year 1996 purchased 525.0 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was 476.7 million gallons. Future calendar year minimums of branded product for the years 1997 and 1998 are 483.5 and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements. For the six months ended June 30, 1997 and 1996, the Company purchased approximately $196.6 million and $184.0 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and target earnings of Gulf Oil, L.P. were $2.3 million and $1.1 million for the nine months ended June 30, 1997 and 1996, respectively.

At June 30, 1997 and 1996, accounts payable due to Gulf Oil, L.P. was approximately $9.5 million and $11.3 million, respectively.

Some of the statements contained in this Management Discussion & Analysis are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors listed above, other factors that could cause actual results to differ materially are business conditions, the lack or unavailability of a working capital line of credit, environmental conditions at its properties, the Company's asset disposition program, the results of operations of Gulf Oil L.P., real estate markets where properties are located, gasoline margins and other factors listed herein, as amended from time to time.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

See description of legal proceedings reported in the Company's 10-Q filed for the quarterly period ended March 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27.  FINANCIAL DATA SCHEDULE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1997.


CUMBERLAND FARMS, INC.



Date:  August 14, 1997                  By: /s/ Arthur G. Koumantzelis
                                            --------------------------------

Name:                                   Arthur G. Koumantzelis
Title:                                  Sr. Vice President and
                                        Chief Financial Officer