Form 10-K405
period 1997-09-30
CUMBERLAND FARMS INC
filed 1997-12-29
CIK 914761

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

For the fiscal year ended SEPTEMBER 30, 1997

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

                DELAWARE
      (STATE OR OTHER JURISDICTION
    OF INCORPORATION OR ORGANIZATION)                         (I.R.S. EMPLOYER
  777 DEDHAM STREET, CANTON, MA  02021                       IDENTIFICATION NO.)
----------------------------------------                     -------------------
(Address of principal executive offices)                         04-2843586

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781) 828-4900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

              None
--------------------------------       -----------------------------------------

--------------------------------       -----------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

              None
---------------------------------------------------
                  (Title of class)

---------------------------------------------------
                  (Title of class)




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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No
    ---      ---

         As of December 22, 1997, the outstanding shares of each class of the registrant's common stock* was as follows:

                  Class A Stock     8 shares
                  Class B Stock     121,014 shares

         *Neither class of stock is registered under the Securities Act of 1933, as amended.

                                TABLE OF CONTENTS


Item                                                                       Page
----                                                                       ----
PART I

      Item 1.  Business                                                      4

      Item 2.  Properties                                                   12

      Item 3.  Legal Proceedings                                            13

      Item 4.  Submission of Matters to a Vote of Security Holders          13

PART II

      Item 5.  Market for the Company's Common Equity and
                   Related Stockholder Matters                              14

      Item 6.  Selected Financial Data                                      15

      Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operation             16

      Item 8.  Financial Statements and Supplementary Data                  22

      Item 9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                   23

PART III

      Item 10. Directors and Executive Officers                             24

      Item 11. Executive Compensation                                       28

      Item 12. Security Ownership                                           31

      Item 13. Certain Relationships and Related Transactions               32

PART IV

      Item 14. Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                      35


                                     PART I


ITEM 1. BUSINESS

GENERAL

         Cumberland Farms, Inc. (the "Company" or "Cumberland") is a closely held family-owned business that operates or leases to third parties convenience stores and/or gas stations throughout New England, the Mid- Atlantic states and Florida. As of September 30, 1997, Cumberland operated 788 convenience stores, of which 600 sold gas, operated 33 gas stations and leased 260 gas stations to independent dealers who also have arrangements to purchase petroleum products and sublicense the "Gulf" trade name from Cumberland ("Lessee Dealers"). Most of Cumberland's gas stations, as well as all of the Lessee Dealers, sell "Gulf" branded petroleum products. As part of its convenience store operations, Cumberland conducts dairy, bakery and beverage operations and owns and operates a grocery and warehouse distribution center. While the beverage operations are exclusively for the benefit of Cumberland's convenience stores, approximately 75% of the total fluid production of the dairy operations and approximately 68% of the manufactured bakery products are sold to a limited number of unaffiliated third parties. Cumberland also owns a 66 2/3% limited partnership interest in Gulf Oil Limited Partnership, a Delaware limited partnership ("Gulf Oil L.P."), the entity that succeeded to a substantial portion of the assets and business of the Gulf Division of Cumberland, including the ownership and operation of 15 active petroleum storage terminals and the exclusive rights to use and license the various "Gulf" trademarks and trade names in the six New England states, New York, New Jersey, Delaware, Pennsylvania and most of Ohio. Finally, Cumberland leases retail and restaurant space in buildings in which certain of the convenience stores are located to approximately 400 independent operators.

         The business was founded more than 50 years ago by Vasilios and Aphrodite Haseotes, the parents of the current shareholders and incorporated in Delaware in 1984. Its principal executive offices are located at 777 Dedham Street, Canton, Massachusetts 02021.

         The fiscal year ended September 30, 1997 represents the fourth fiscal year following the Company's emergence from reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's plan of reorganization (the "Plan") became effective on December 30, 1993. Although the Company has emerged from bankruptcy, the Company's management and operations remain subject to the provisions of the Plan. The Company continues to have significant interest expense and principal repayment obligations, as well as substantial capital expenditure requirements in order to comply with federal and state underground storage tank system requirements by December 22, 1998.

         The ability of the Company to satisfy its obligations will depend upon, among other things, prevailing economic conditions and financial, business and other factors, beyond the control of the Company. One such factor is the results of operation of Gulf Oil L.P., which is a limited partnership controlled and managed by an unaffiliated general partner Catamount Management Corporation ("CMC"). The Company derives a portion of its operating income (approximately 23% for the fiscal year ended September 30, 1997) from its equity in the earnings of Gulf Oil L.P. Therefore, the performance of Gulf Oil L.P., an entity where the Company does not have direct control over management, will affect the Company's overall results of operations. The partnership agreement of Gulf Oil L.P. provides for certain distributions to partners, however, such distributions are subject to restrictive covenants imposed by Gulf Oil L.P.'s lenders, which only permit distributions for tax payments, provided that there is no event of default or unless otherwise consented to by the lenders. The Company received aggregate distributions from Gulf Oil L.P. of $5.5 million during the fiscal year ended September 30, 1997. Subsequent to September 30, 1997, the Company received from Gulf Oil L.P. a distribution in the amount of $13.3 million that was consented to by the lenders. See "Item 1 -- Business - Gulf Oil L.P.".

         Aggregate cash requirements for the year ended September 30, 1997 for principal payments under its credit agreements, debt service and capital expenditures were approximately $71 million. Aggregate cash requirements for fiscal year 1998 are estimated to be $65.1 million. The funding for such anticipated cash requirements is expected to be provided from earnings of the Company and proceeds from asset dispositions.

BUSINESS STRATEGY

         The Company's primary strategy is to increase its retail gasoline presence which, in turn, is expected to increase retail food sales. This strategy is designed to capitalize on the continued growth of gasoline sales by convenience stores. Consistent with that strategy, almost all of the stores opened by the Company since 1980 include the sale of gasoline.

         The Company continues to operate in its post-reorganization phase which contemplates a conservative financial plan to implement its growth strategy. The Plan requires, among other things, significant periodic repayments of the Company's restructured debt obligations. In addition to these repayment obligations, the Company is required to make significant capital expenditures in order to comply with federal and state underground storage tank system upgrade requirements by December 22, 1998. The Company's financial plan also contemplates capital expenditures for the upgrading and modernization of its stores. These upgrades may consist of (i) conversion of existing gas stations to combination units; (ii) major remodels of existing sites; (iii) addition of stores to sites which presently are gas only with small kiosks; (iv) razing of stores and rebuilding existing sites; or (v) addition of gas stations to existing convenience stores. The Company may also pursue additional remodeling or rehabilitation projects through the use of operating leases.

         As part of the Company's business strategy, the Company continues an aggressive program to market and dispose of certain underperforming, non-core business properties. The Company evaluates, on an ongoing basis, the performance of each of its stores in order to identify those stores which are non-contributors. As part of that process, the Company considers various factors in deciding whether to continue to operate a store or dispose of the property, including location, rent contribution and overall profitability. During the year ended September 30, 1997, the Company sold 40 properties, for a total of approximately $15.1 million. As of September 30, 1997, the Company was actively marketing approximately 110 properties, 47 of which were either under agreement or subject to negotiation with prospective buyers. There can be no assurance that the Company will be able to close sales of properties under agreement or conclude satisfactory agreements for properties under negotiation. See Note 6 of Notes to the Company's Financial Statements for information concerning the annual debt service requirements, including requirements to pay down debt from the proceeds of the sale of certain designated mortgaged properties (hereinafter "Target Payments").

         In addition to the Company's strategy to increase its retail presence and the asset disposition program, the Company continues to pursue the manufacturing and distribution of private label products for third-party customers.

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

         All stores offer well-known brand name products, and products that bear various "Cumberland" and other private labels, including milk, bakery products, deli sandwiches, juices and carbonated and non-carbonated beverages, ice cream and other dairy products such as dips and cheeses. Most of these items would typically be offered in supermarkets. The wide range of food items includes canned foods and groceries, dairy products, beverages, snack items, candy, baked goods and food service items, such as fountain soft drinks, coffee, deli meats and deli sandwiches and similar foods. Non-food products and services include, in addition to gasoline, cigarettes including privately labeled cigarettes, health and beauty aids, publications, lottery tickets, money orders and pre-paid phone cards. In addition, approximately 199 stores are equipped with automated teller machines and 252 stores are open 24 hours. Most of the Company's private label products are manufactured or packaged at the Company's facilities.

         MANUFACTURING OPERATIONS. The Company, through its manufacturing division, operates three fluid milk plants, an ice cream plant, a bakery, a beverage plant and a grocery warehouse and distribution center. The Company believes that operation of these plants offers the Company high quality products and services at a price that allows for competitive advantage.

                  Dairy Operations -- The Company's dairy operations consist of two fluid milk processing facilities located in Florence, New Jersey (89,600 square feet) and East Greenbush, New York (28,777 square feet) and a fluid milk and ice cream processing facility, located in Canton, Massachusetts (68,810 square feet). These plants supply fluid dairy products to all of the Company's convenience stores, with the exception of Florida, and frozen products to all stores, including Florida. The plants provide the convenience stores with consistent delivery of high-quality dairy products. By integrating these operations, the Company has attempted to insulate its convenience stores from arbitrary third party treatment relative to pricing, quality and service. In recent years, however, there has been a decrease in the sales of fluid milk, ice cream and bakery products at the Company's convenience stores. The Company attributes this decrease to several factors, including consumers' shifts to lower fat diets and a reduction in the number of its convenience stores. In part as a result of this decrease, the Company has aggressively solicited third-party private label business.

                  The Company also sells fluid dairy products to third party customers which are primarily large supermarket chains and distributors. The fluid milk business is extremely competitive. The Company competes with regional dairy operations and numerous smaller dairies. The Company does not have a strong regional brand for fluid milk product and, therefore, its pricing must be competitive with that of private labels. During the fiscal year ended September 30, 1997, total fluid volume sold to third party customers was approximately 75% of total fluid manufactured gallons; one customer, which has an "at will" relationship with the Company, accounted for 25% of total fluid manufactured gallons sold to third parties and a second customer, which also has an "at will" relationship and is a customer of the Company's bakery operations, accounted for 22% of dairy product sales to third parties. Although the Company believes its relations with these customers to be good, loss of either customer could have a material adverse effect on dairy operations and because of one customer's bakery purchases, bakery operations as well.

                  Bakery Operations -- The bakery operation, which is located in a 120,000 square foot portion of the Company's Westborough, Massachusetts facility, provides high quality bakery products, including a limited variety of breads, donuts and deli style sandwiches both to the Company's convenience stores and to third party customers, primarily consisting of large supermarket chains. During the fiscal year ended September 30, 1997, total sales of bakery products to third-party customers were approximately 68% of total bakery product sales; two customers, which have "at will" relationships with the Company, accounted for more than 75% of such sales. Although the Company believes its relations with these customers to be good, loss of either customer could have a material adverse effect on bakery operations and, because of one customer's dairy purchases, dairy operations as well.

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

                  Distribution Fleet -- The Company owns and operates a fleet of 192 tractors, 182 trailers (including "low-temp" trailers, "mid-temp" trailers and dry box trailers), 33 straight trucks, 24 milk transport tankers and 62 gasoline transport tankers and numerous other support vehicles. The average age of its tractor fleet is six years; the average age of its trailer fleet is nine years; and the average age of its gasoline transport fleet is nine years. The Company plans to continue upgrading its fleet operations over the next few years.

GULF OIL L.P.

          As part of the Plan, the Company entered into an arrangement with Gulf Oil L.P. (formerly known as Catamount Petroleum Limited Partnership, a Delaware limited partnership) and Catamount Management Corporation, a Massachusetts corporation ("CMC"), pursuant to which the Company transferred a substantial portion of the assets comprising its Gulf Oil Division to Gulf Oil L.P. in exchange for a 66 2/3% limited partnership interest in Gulf Oil L.P. These assets included certain supply contracts/franchises for Gulf branded gasoline retailers in the New England states, New York, New Jersey, Pennsylvania, Delaware and Ohio, certain petroleum storage terminals and the right to use and license the various "Gulf trademarks" and tradenames in those market areas. Cumberland retained the remaining Gulf division assets which primarily consist of the contracts with the Lessee Dealers. The Company is a Class A limited partner in Gulf Oil L.P. and, as a limited partner, does not have any control over the day to day operations of Gulf Oil L.P. John Kaneb, the chief executive officer of CMC, was for approximately 25 years an officer or chief executive officer of Northeast Petroleum Corporation, a company engaged in the wholesaling and retailing of petroleum products which was sold in 1983. Mr. Kaneb reentered the petroleum business in 1986 with the founding of Catamount Petroleum Limited Partnership.

         The beneficial interests of Gulf Oil L.P. are held as follows: (i) 1% general partnership interest is held by CMC, (ii) a 66 2/3% Class A limited partnership interest is held by the Company, and (iii) a 32 1/3% Class B limited partnership interest is held by members of John Kaneb's family and their nominees (the "Kaneb Partners"). The partnership agreement of Gulf Oil L.P. (the "Partnership Agreement") provides for mandatory distributions to partners in amounts equal to the income tax payable on their portion of the earnings of Gulf Oil L.P. and for other distributions as well. Distributions by Gulf Oil L.P. are, however, subject to restrictive covenants in Gulf Oil L.P.'s agreements with its lenders, which permit distributions only for tax payments, provided that there is no event of default or unless otherwise consented to by the lenders. As a result, the Company currently receives quarterly distributions of approximately 40% of its pro rata share of partnership earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Gulf Oil L.P.'s results of operations.

         The Partnership Agreement provides that at any time on or after January 1, 1999, the Kaneb Partners and CMC have the right, but not the obligation, to put their partnership interests to the Company (the "Put") and the Company has the right, but not the obligation, to call such interests (the "Call") at a formula price equal to a multiple of Gulf Oil L.P.'s earnings. If the Company is unable or determines it is not in its best interests to purchase upon exercise of the Put or, if the Company, following the exercise of the Call is unable to complete the purchase, the Partnership Agreement provides that Gulf Oil L.P. will be sold by an investment banker as a going concern. Therefore, there is a possibility that, at any time after 1998, the Company's entire limited partnership interest in Gulf Oil L.P. could be purchased or that Gulf Oil L.P. would be sold as a going concern. In such event, the Company would, unless the purchaser of Gulf Oil L.P. otherwise agreed, lose the right to use the "Gulf" trademarks and trade names and would, therefore, be required to make arrangements with another major oil company for licensing and petroleum product supply for its Lessee Dealer operations. There can be no assurance that any such arrangement could be negotiated on terms satisfactory to the Company.

Under the Partnership Agreement, the Company also has an early call right in the event that (a) a successor chief executive officer of CMC is appointed prior to January 1, 1999 and (b) Gulf Oil L.P., in the 12 calendar months following such appointment, fails to achieve a certain level of profitability, at a purchase price determined by a formula set forth in the Partnership Agreement.

         The Company is also required to purchase all of its requirements for petroleum products (except in Florida) from Gulf Oil L.P. through December 31, 1998 pursuant to a supply agreement executed at the time of formation of Gulf Oil L.P. (the "Supply Agreement"). The Company is required to pay branded jobber prices published by Gulf Oil L.P. The Supply Agreement also requires the payment of additional amounts to cover certain of Gulf Oil L.P.'s costs in the event that certain target earnings are not met and/or the Company fails to purchase certain minimum amounts of branded products. The Company, for the calendar year 1996 purchased 525 million gallons of branded products from Gulf Oil L.P.; the minimum requirement was 476.7 million gallons. Future calendar year minimums of branded product for 1997 and 1998 are 483.5 and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements, though there can be no assurance in this regard. For the fiscal years ended September 30, 1997 and 1996, the Company purchased approximately $408.8 and $372.1 million, respectively, from Gulf Oil L.P. Brand maintenance costs, which are based upon quantities purchased and earnings of Gulf Oil L.P., for each calendar year, have resulted in additional brand maintenance costs of $4.0 and $1.4 million for calendar 1996 and 1995, respectively, and $2.2 million has been paid or accrued through September 30, 1997. The ultimate amount for 1997 will be determined based on actual results for calendar 1997. There can be no assurance whether Gulf Oil L.P. will achieve its target earnings in future years or whether the Company will purchase in future years the minimum amounts of branded products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Gulf Oil L.P.'s results of operations and Note 5 to the Company's Financial Statements.

         The Company also provides transportation services for Gulf Oil L.P. with its fleet of vehicles as well as other services at competitive market rates.

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

         The single largest factor affecting the convenience store industry in recent years has been the continued expansion into the market of major oil companies, usually as limited selection convenience stores adjacent to existing gas properties. Such companies have a low cost, readily available supply of gasoline and, therefore, have the ability to be gasoline price leaders in order to establish market presence. The primary objective of these companies is to sell large volumes of gasoline. As a result, staple convenience store products such as tobacco and soda are frequently priced very low and sold in high volumes. Accordingly, retail convenience store industry merchandise margins have been under significant pressure in recent years.

          Increased competition with respect to the sale of tobacco products has also affected the convenience store industry. This has resulted primarily from the advent of consumer tobacco warehouses and other competitors. For fiscal year 1997, the sale of tobacco products accounted for approximately 28.5% of the Company's retail store sales.

         Based upon management's analysis of its market area, the Company's major convenience store competitors (excluding major oil companies), by geographic area are as follows:

         New England.....  Dairy Mart, Christy's, Irving, Store 24,
                           Li'l Peach and Tedeschi's
         Mid Atlantic....  7-Eleven, Stewarts, Wilson Farms, Wawa and Quick Chek
         Florida.........  7-Eleven, Circle K and Racetrac

         Gasoline sales are highly competitive. The Company competes with both independent and national brand gasoline stations. Gasoline profit margins have a significant impact on the Company's earnings. These profit margins are most influenced by factors beyond the Company's control, such as volatility in the wholesale gasoline market, and are continually influenced by competition in each local market area.

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

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

         The Company uses a variety of trade names, service marks and trademarks. Except for "Gulf," "Cumberland Farms," "Newport" and "Cloverfield Dairy," the Company does not believe any trade name, service mark or trademark is material to its business. The Gulf trade names and trademarks are licensed by Chevron to Gulf Oil L.P. which, in turn, sublicenses them to the Company.

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

         The Company over recent years has made, and is committed through 1998 to make, significant capital expenditures to comply with UST system upgrade requirements as well as other upgrades related to the marketing of motor fuels. The Company's capital expenditures for such upgrades for the fiscal year ended September 30, 1997 was $14.3 million, and it is projected that an additional $19.6 million of such capital expenditures will be made through December 22, 1998. These amounts are net of estimated reimbursement from various state environmental trust funds which have provisions for sharing or reimbursing certain costs incurred by UST owners or operators based upon compliance with the terms and conditions of the funds. The foregoing amounts are based on factors and assumptions that could change due to modifications of regulatory requirements, detection of unanticipated environmental conditions or other unexpected circumstances. As a result, the actual costs incurred may vary substantially from these estimates.

         As of September 30, 1997, ten of the 12 states in which the Company operated have enacted so-called "trust fund" legislation. These trust fund programs have been submitted to or approved by the EPA, with a variety of mechanisms for sharing or reimbursing corrective-action (remediation) costs, many including third-party compensation. All companies that operate USTs are required to pay a variety of fees to participate in trust fund programs for remediation activities.

         As part of its UST management program, the Company is involved in environmental assessment and remediation activities with respect to discovered releases of regulated substances from its existing and previously owned or operated retail gasoline facilities. The Company systematically upgrades or replaces USTs where appropriate and initiates any required remediation at that time. Older tanks are replaced in conjunction with gasoline facility renovation in order to reduce downtime and enhance revenues when the site is completed. The Company spent approximately $3.4 million for the fiscal year ended September 30, 1997 for assessment and remediation and estimates that it will incur approximately $3.5 million for such costs for fiscal year 1998. The Company's estimates of costs to be incurred for environmental assessment and remediation and for UST upgrading and other regulatory compliance are based on its review of
(i) test drilling and other subsurface activities, (ii) computerized tank management data, and (iii) present and estimated future remediation costs and results at UST sites. Since certain of these factors and assumptions could change due to potential changes in the status of federal and state regulations and state reimbursement programs, detection of unanticipated environmental conditions or other unexpected circumstances, the actual costs incurred may vary significantly from the estimates noted above and may vary significantly from year to year.

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

OTHER REGULATORY MATTERS

         In addition to being subject to extensive environmental regulation and compliance requirements as described above, the Company's operations are highly regulated in areas such as milk processing, retail petroleum operations, the sale of lottery tickets, participation in federal food stamp programs and the sale of alcoholic beverages and tobacco products. Compliance, for the most part, with such regulations involves adhering to applicable federal and state laws with respect to operations and, in many instances, the posting of security bonds or other forms of collateral. These bonds secure numerous obligations incurred in connection with the collection of motor fuel taxes, purchases of raw milk, cigarette tax stamps and alcoholic beverages.

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

         In addition, various federal, state and local legislative and regulatory proposals are made from time to time to, among other things, increase the minimum wage payable to employees, require a minimum of two employees at convenience stores during certain nighttime hours, increase taxes on the retail sale of certain items, such as petroleum products, cigarettes and other tobacco products and alcoholic beverages, and health care. Changes to such laws, regulations or ordinances may adversely affect the Company's performance by increasing the Company's costs or affecting its sales of certain products.

FORWARD LOOKING STATEMENTS

         Certain statements contained herein are forward-looking statements (as such terms are defined in the rules and regulations promulgated pursuant to the Securities Act of 1933, as amended). These forward-looking statements include plans and objectives to upgrade and remodel store locations, to build new stores and increase gasoline sales, to operate its manufacturing facilities, as well as the estimated costs for environmental remediation and environmental capital expenditures and other matters contained herein that are not historical facts. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Such factors and uncertainties include, but are not limited to the availability of capital to fund the Company's business strategy, the future profitability of the Company, the performance of Gulf Oil L.P., competition and pricing in the Company's market area, volatility in the wholesale gasoline market due to supply interruptions, modifications of environmental conditions, the timing of reimbursements from state environmental trust funds, the Company's ability to manage its long-term indebtedness, weather conditions, the favorable resolution of certain pending and future litigation, and general economic conditions. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

         As of September 30, 1997, the Company owned or leased the following properties, including convenience stores and gas stations in the geographic locations indicated.


                            CONVENIENCE STORES AND
                             GASOLINE STATIONS(1)   LESSEE DEALERS          TOTAL

                              Owned     Leased     Owned     Leased    Owned     Leased
                              -----     ------     -----     ------    -----     ------
NEW ENGLAND REGION
------------------
  Connecticut                   56        10         14         4        70        14

  Maine                         45         2          0         0        45         2

  Massachusetts                192        35         37         4       229        39
  New Hampshire                 47         6          1         1        48         7
  Rhode Island                  60        16          6         1        66        17
  Vermont                       23         0          0         0        23         0

MID-ATLANTIC REGION
-------------------
  Delaware                      10         0          9         1        19         1
  New Jersey                    55         7         75        18       130        25
  New York                      91         4         29        14       120        18
  Ohio                           0         0          1         0         1         0
  Pennsylvania                  15         3         40         5        55         8

FLORIDA                        138         6          0         0       138         6
-------                        ---        --        ---        --       ---       ---

  TOTAL                        732        89        212        48       944       137(2)
                               ===        ==        ===        ==       ===       ===


(1) Includes approximately 300 "strip centers," each of which typically has one to three units rented to third parties.

(2) In addition to the properties shown on the chart, the Company leases or subleases to third parties 21 properties, which are not gas stations or convenience stores located in nine states. The Company also owns or leases 134 vacant properties and undeveloped sites located in 12 states.


         The Company's leases of properties have terms extending from tenancies at will to expirations through the year 2023. Many of these real estate leases have multiple option periods which will enable the Company to retain favorable locations. The annual rent expense associated with these leases for the year ended September 30, 1997, excluding leases with related parties, was approximately $4.1 million. The above leases include 23 properties leased from affiliates of the Company. During the fiscal year ended September 30, 1997, the Company paid $1.1 million to these affiliates for the lease of these properties. See "Certain Relationships and Related Transactions".

         Third-party rental income is derived from gas station rentals to Lessee Dealers (260 tenants) and rental of retail store and office facilities (approximately 400 units). The annual rent roll for the properties currently under lease is approximately $19.3 million. In addition, there are currently 134 available units vacant with a potential annual rent roll of approximately $1.5 million.

         In addition to the properties shown on the chart, the Company also operates 19 warehouses, offices and manufacturing facilities, nine of which are owned and ten of which are leased, located in eight states. The Company owns a facility in Westborough, Massachusetts, which is used as follows: (i) bakery operations (120,000 square feet), (ii) beverage operations (70,000 square feet), and (iii) warehouse and distribution center (370,000 square feet). The Company's headquarters, located in Canton, Massachusetts, consists of three buildings of 97,209, 94,810 and 17,080 square feet, which includes a fluid milk and ice cream manufacturing facility of 68,810 square feet. In the Mid-Atlantic region, the Company owns two fluid milk processing facilities of 89,600 and 28,777 square feet.

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

         The Company has civil actions pending against Mr. Demetrios B. Haseotes, a shareholder and Director of the Company. Two actions relate to the Company's efforts to collect its judgments in the amount of (a) $663,267, plus interest, which represents funds distributed to Mr. Haseotes to pay certain tax liabilities but applied for other uses and (b) $356,456 plus interest, with respect to funds borrowed by Mr. Haseotes but not yet repaid. Another action relates to the Company's efforts to obtain an accounting and possible disgorgement of funds received by him in connection with the sale of a crude oil refinery in Canada. Mr. Demetrios B. Haseotes is also pursuing a claim against the Company seeking reinstatement of his position and attendant compensation which the Board of Directors terminated in 1995. In addition, the Company has an outstanding injunction barring Mr. D.B. Haseotes' involvement in the Company's management.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the securityholders of the Company during the fourth fiscal quarter of the fiscal year ended September 30, 1997.

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

         As of December 20, 1997, there were four holders of record of Class A Common Stock and seven holders of record of Class B Common Stock. The Company operates as an S Corporation under the Internal Revenue Code and, therefore, no dividends are issued by the Company. See Note 4 to the Company's Financial Statements for a discussion of distributions made to the shareholders in order to pay income taxes.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

The following selected financial data for the five years ended September 30, 1997, are derived from the audited financial statements of the Company. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's financial statements, related notes and other financial information included elsewhere herein.

                                                                             YEARS ENDED SEPTEMBER 30,
                                                         1997            1996            1995           1994           1993
                                                     -----------     -----------     -----------     ----------     ----------
Statement of operations data:                                             (in thousands except for ratios)
Income

  Retail revenues                                    $ 1,169,348     $ 1,121,509     $ 1,080,389     $  974,802     $  949,133
  Wholesale revenues (1)                                 299,298         274,635         240,835        213,198        150,362
  Equity in earnings of Gulf Oil, L.P. (1)                 7,677           7,855          13,612          6,361              -
  Gain on sales of property, and
    equipment                                              8,782          11,372           9,673          9,517          8,971
                                                     -----------     -----------     -----------     ----------     ----------
  Total income                                         1,485,105       1,415,371       1,344,509      1,203,878      1,108,466

Special charge (2)                                             -               -               -        (22,098)             -

Operating income                                          33,454          46,639          57,675         19,030         39,817

Interest expense (3)                                     (22,823)        (22,872)        (25,071)       (27,891)       (25,947)
Reorganization expense (4)                                     -               -               -         (2,491)        (6,175)
Provision for state income taxes                            (600)         (1,919)              -              -              -
                                                     -----------     -----------     -----------     ----------     ----------
Income (loss) before extraordinary gains                  10,031          21,848          32,604        (11,352)         7,695

Extraordinary gains (4)                                        -               -           2,197          9,653              -
                                                     -----------     -----------     -----------     ----------     ----------
Net income (loss)                                    $    10,031     $    21,848     $    34,801     ($   1,699)    $    7,695
                                                     ===========     ===========     ===========     ==========     ==========

Ratio of earnings to fixed charges (5)                       1.4x            1.8x            2.2x            .6x           1.3x


Balance Sheet Data:

  Total assets                                       $   362,211     $   366,204     $   362,427     $  349,687     $  422,669
  Long-term debt (6)                                     212,906         231,506         254,265        282,023              -
  Stockholders' equity (deficit)                          46,667          39,211          26,074         (5,762)        (1,659)



NOTES TO SELECTED FINANCIAL DATA

FOOTNOTES

(1) The Company's wholesale revenues include sales of petroleum, dairy and bakery products to independent third parties. In January 1992, the Company entered into an interim supply agreement, during which time the Company earned commissions and thruput income from Catamount Petroleum Limited Partnership, which was replaced in December 1993 by a joint venture agreement between the Company and Catamount (following the closing, Catamount was renamed Gulf Oil, L.P.). As a result of these agreements, substantially all wholesale petroleum sales from January 1992 through December 30, 1993, together with costs and expenses related thereto, have been made by Catamount under the interim supply agreement, and subsequently by Gulf Oil, L.P. Effective January 1, 1994, the Company commenced recording its equity in the earnings of the Gulf Oil, L.P. and began selling gasoline directly to the Company's Lessee Dealers (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of results of operations of Gulf Oil, L.P. for the fiscal year ended September 30, 1997 and 1996, Note 5 of Notes to the Company's Financial Statements and separate financial statements of Gulf Oil, L.P.).

(2) The special charge in fiscal year 1994, represents the write-off of advances to a Company controlled by a related party.

(3) Interest expense decreased as a result of reductions in the Company's debt levels and effective rate of interest.

(4) Reorganization expense and the extraordinary gains related to reductions in debt are a result of the Company's Chapter 11 filing and subsequent reorganization efforts.

(5) The Company's earnings were inadequate to cover the minimum fixed charge ratio of 1.0 to 1 in the fiscal year ended September 30, 1994. The coverage deficiencies amounted to $11.4 million.

(6) Long term debt as of September 30, 1993 excludes liabilities subject to compromise of $359.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table summarizes the results of operations for the fiscal years ended September 30, 1997, 1996 and 1995, which is followed by Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial information set forth below should be read in conjunction with the Company's financial statements, related notes and other financial information included elsewhere herein.

                                                                      YEARS ENDED SEPTEMBER 30,               % INCREASE (DECREASE)
                                                                1997            1996            1995             1997       1996
                                                             ------------------------------------------       ---------------------
                                                                        In Thousands
INCOME

  Retail Revenues                                            $1,149,987      $1,101,076      $1,059,011           4.4%        4.0%
  Other Income                                                   19,361          20,433          21,378          (5.2)%      (4.4)%
                                                             ----------      ----------      ----------         -----       -----
    Total                                                    $1,169,348      $1,121,509      $1,080,389           4.3%        3.8%

  Equity in earnings of Gulf Oil, L.P                             7,677           7,855          13,612          (2.3)%     (42.3)%
  Gains On sales of property and equipment                        8,782          11,372           9,673         (22.8)%      17.6%
                                                             ----------      ----------      ----------         -----       -----
    Total                                                     1,185,807       1,140,736       1,103,674           4.0%        3.4%

Wholesale revenues                                              299,298         274,635         240,835           9.0%       14.0%
                                                             ----------      ----------      ----------         -----       -----
Total income                                                  1,485,105       1,415,371       1,344,509           4.9%        5.3%
                                                             ----------      ----------      ----------         -----       -----
Costs and expenses
   Cost of sales                                              1,181,426       1,102,582       1,027,162           7.1%        7.3%
   Operating expenses                                           270,225         247,447         242,131           0.3%        2.2%
   Depreciation and amortization                                 22,299          18,703          17,541          19.2%        6.6%
                                                             ----------      ----------      ----------         -----       -----
    Total                                                     1,451,651       1,368,732       1,286,834           6.1%        6.4%
                                                             ----------      ----------      ----------         -----       -----

Operating income                                             $   33,454      $   46,639      $   57,675         (28.3)%     (19.1)%
                                                             ==========      ==========      ==========         =====       =====


OTHER OPERATING DATA

Merchandise gross profit                                     $  152,308      $  151,404      $  147,925           0.6%        2.4%

Merchandise gross profit as a percentage of sales                  29.8%           30.5%           29.9%

Gasoline gallons sold                                           501,050         493,623         470,576           1.5%        4.9%
Gasoline gross profit                                        $   58,470      $   63,947      $   65,737          (8.6)%      (2.7)%
Gasoline gross profit
  cents per gallon                                                 11.7            13.0            14.0         (10.0)%      (7.1)%

Operating income before depreciation and amortization
  as a percentage of total revenues                                 3.7%            4.6%            5.6%

Operating income as a percentage of total revenues                  2.2%            3.3%            4.3%

Comparable average store and station data:

  Merchandise sales growth                                          3.0%            0.5%            3.5%
  Gasoline gallons sold                                             1.5%            4.9%           10.3%


YEAR ENDED SEPTEMBER 30, 1997 VERSUS 1996

         Included in retail revenues are convenience store and retail gasoline sales. Convenience store sales were $509.5 million for the fiscal year 1997 an increase of $14.8 million or 3.0%, from the prior fiscal year. Sales gross margin dollars increased slightly. Gross margin, as a percentage of sales, decreased from 30.5% to 29.8%.

         Retail gasoline sales were $640.5 million, an increase of $34.1 million, or 5.6% over the prior fiscal year. Gasoline gallon sales were
501.1 million, an increase of 7.4 million gallons, or 1.5% over the prior fiscal year. The increase in gallons sold results primarily from expanded facilities, improved dispenser amenities and competitive marketing strategies. The average cents per gallon gross margin of 11.7 cents decreased 1.3 cents or 10% from the prior fiscal year principally due to an increase in the cost of gasoline.

         Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased as a result of sales of properties.

         The Company owns a 66-2/3% limited partnership interest in Gulf Oil L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. See Note 5 to the Company's Financial Statements.

         Gains on sales of property decreased from the prior fiscal year. The gains for fiscal year 1997 were decreased by a provision for impairment loss on properties held for disposal of $950,000 as required by Financial Accounting Standards Board Statement No. 121. See Note 2 to the Company's Financial Statements for additional explanation. For the fiscal year ended September 30, 1997, 40 properties were sold, compared to 82 sold in the prior fiscal year. A non-operating petroleum terminal was sold in the prior fiscal year for a gain of approximately $2.5 million.

         Included in wholesale revenues are plant and wholesale petroleum sales to third parties. Plant revenues were $160.7 million, an increase of $15.0 million or 10.3% over the prior fiscal year. The increase is attributable to price increases and sales to additional wholesale milk customers. Wholesale petroleum revenues were $138.6 million, an increase of $9.7 million, or 7.5% from the prior year. The increase results primarily from increased wholesale selling prices in the previous quarters.

         Cost of sales for the year ended September 30, 1997 increased over the prior fiscal year primarily as a result of increases in product costs and volume sold in the gasoline operations. A LIFO charge was incurred to recognize increasing costs of materials purchased.

         Operating expenses increased from the prior year primarily as a result of increases in payroll, benefits and repair expenses. Depreciation and amortization increased as a result of capital expenditures during the prior fiscal years.

         The Company has undertaken a program, utilizing both internal personnel and a third party vendor, to ensure that the Company's computer systems are Year 2000 compliant. Cost of the program was $450,000 for fiscal year 1997, with additional costs estimated to be $1,470,000 for fiscal year 1998 and $555,000 for fiscal year 1999.

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

         Retail gasoline sales were $606.4 million, an increase of $39.8 million, or 7.0% over the prior fiscal year, aided by a 2.4 cents per gallon increase in the average retail selling price. Gasoline gallon sales were
493.6 million, an increase of 23.0 million gallons, or 4.9% over the prior fiscal year. The increase in gallons sold results primarily from continued attention to the convenience retailing aspects of selling gasoline and the remodeling and expansion of gasoline facilities at existing locations. The average cents per gallon margin of 13.0 cents decreased 1.0 cent or 7.1% from the prior fiscal year principally due to an increase in the cost of gasoline, offset to some extent by an increase in the retail selling price of gasoline.

         Other income is comprised of rental income from tenants located at retail and gasoline sites and has decreased due to fewer tenants.

         On December 30, 1993, the Company entered into a joint venture agreement with Gulf Oil L.P. The Company owns a 66-2/3% limited partnership interest in Gulf Oil L.P. Control of the partnership rests with the general partner. The Company accounts for its investment under the equity method. The decrease in earnings from $13.6 million in the prior fiscal year to $7.9 million in fiscal year 1996 resulted primarily from unusually high margins achieved by Gulf Oil L.P. in the first quarter of the prior fiscal year.

         Gains on sales of property increased over the prior fiscal year. Eighty-two properties were sold during the fiscal year ended September 30, 1996, compared to ninety-three sold in the prior fiscal year. A non-operating petroleum terminal was sold in fiscal year 1996 for a gain of $2.5 million.

         Included in wholesale revenues are plant and wholesale petroleum sales to third parties. Plant revenues were $145.7 million, an increase of $32.8 million or 29.1% over the prior fiscal year, due to price increases and the addition of wholesale milk customers. Wholesale petroleum revenues were $128.9 million, an increase of $1.0 million, or .8% over the prior year.

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

         Interest expense decreased from the prior fiscal year principally due to lower debt. The Company provided for estimated state income taxes.

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

         Notwithstanding its $30 million loan facility and satisfactory operating results since emergence from Reorganization in December, 1993, the Company remains highly leveraged. In addition, $17 million of the availability under the loan facility has been utilized for the issuance of letters of credit. There can be no assurance that the Company's business will continue to generate income at or above current projections. Moreover, the Company's ability to generate sufficient funds to meet its obligations is dependent upon future economic conditions, general business and industry performance and other matters, many of which are beyond the control of the Company and which cannot be predicted at this time. If the Company is unable to generate sufficient income from operations and proceeds from property sales to service its debt requirements and make necessary capital expenditures, the Company may be required to seek additional sources of financing. There can be no assurance that any additional financing could be achieved.

Moreover, additional financing may not be a viable option or may be viable only with credit enhancement or overcollateralization.

         Among those obligations and capital expenditures that now, or in the future may, require significant commitments of the Company's available cash are
(i) debt service, including principal repayment, Target Payments under the Company's restructured indebtedness and debt service under its working capital facility, (ii) insurance coverage for worker's compensation and general and automobile liability claims, (iii) costs associated with environmental compliance, (iv) capital expenditures (v) payments to meet certain tax obligations of the Company's shareholders and (vi) the Company's potential response to the Put or exercise of the Call with respect to its partners' partnership interests in Gulf Oil L.P. Those items are discussed below.

DEBT SERVICE

         The Company's Plan of Reorganization (the "Plan") became effective on December 30, 1993. The Plan restructured the Company's indebtedness and contemplated improving the Company's operating performance. Nevertheless, the Company has significant interest expense and principal repayment obligations under the Plan. As of December 30, 1993, the Effective Date of the Plan, the Company had total secured debt of approximately $308 million which has been reduced to approximately $213 million as of September 30, 1997. Substantially all of the indebtedness arising under the Plan is secured. Moreover, substantially all of the major debt instruments contain cross-default provisions.

         The Company has in place a $30 million working capital and letter of credit facility with a maturity date of December 30, 1998. This facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. As of September 30, 1997, the Company had drawn down $5 million of the revolving credit line and used $17 million to provide letters of credit for its insurance and bond program, resulting in unused availability of $8 million.

         Certain of the Company's credit agreements require the Company to make principal payments from the proceeds of the sales of certain designated mortgaged properties (such payments are hereinafter referred to as "Target Payments"). The Company's failure to make a Target Payment does not constitute an Event of Default, but rather permits the lender to take control of the sale process to meet the Target Payments. The Company's remaining Target Payments aggregated approximately $5.0 million as of September 30, 1997. Remaining Target Payments for the next two fiscal years are estimated to be $2.6 and $.8 million, respectively, and $1.6 million thereafter. Aggregate cash requirements for the year ended September 30, 1997 were approximately $71 million, comprised of debt repayment of $18.6 million, interest cost of $22.8 million and capital expenditures of $29.6 million, including Target Payments of $2.8 million. Aggregate cash requirements for fiscal year 1998 are estimated to be $65.1. The funding for such anticipated cash requirements is expected to be provided from existing cash and short term investments, earnings of the Company and proceeds from asset dispositions.

ASSET DISPOSITION PROGRAM

         For fiscal years ended September 30, 1997 and 1996, the Company raised $15.1 million and $21.1 million respectively, from its asset disposition program. Substantially all proceeds from asset dispositions have been or will be used to pay down secured debt.

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

The Company believes that, to date, the asset disposition program has been beneficial and has both accelerated debt repayment and contributed to the improvement in average store sales per week.


INSURANCE AND BOND PROGRAMS

         The Company assumes a high degree of risk as a result of the high deductibles under its worker's compensation, general liability and automobile insurance policies issued by an unrelated insurer. These risks, estimated at $22.7 million, on a present value basis for the years 1992 through 1997, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $18.0 million at September 30, 1997. The unrelated insurance company providing these coverages required collateral in the form of a $12 million letter of credit, certain real properties, cash and reinsurance at September 30, 1997. Conven-Petro Insurance Company ("Conven-Petro"), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership, reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. In addition to collateral for its insurance program, the Company also provides a $5 million letter of credit to secure a $20 million bond line. Bonds are posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.


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

         In addition to annual "expense" type environmental costs, federal and state regulatory programs mandate that all existing USTs be upgraded or replaced by December 22, 1998 to meet certain environmental protection requirements. Approximately 90% of the Company's USTs meet the December 22, 1998 environmental protection requirements, and approximately 80 more USTs require upgrading or replacement by December 22, 1998. The Company estimates that capital expenditures of approximately $19.6 million will be made through December 22, 1998 in order to comply with UST regulatory requirements.

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

CAPITAL EXPENDITURES

         Capital expenditures, including those for environmental compliance, amounted to $29.6 and $27.6 million for the fiscal years ended September 30, 1997 and 1996, respectively.

TAX DISTRIBUTIONS TO SHAREHOLDERS

         The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991. The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has selected the 1994 return for examination. The Company believes that the Internal Revenue Service will propose changes to the Company's returns, as filed, for the years under examination. Additional federal taxes, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company may be required to make significant distributions to Shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992.

GULF OIL L.P.

         In connection with the Plan, a substantial portion of the Company's wholesale petroleum and gasoline operations was transferred to Gulf Oil L.P. in exchange for a 66-2/3% Class A limited partnership interest in Gulf Oil L.P.

         The Company's equity in the earnings of Gulf Oil L.P. was approximately $7.7 million and $7.9 million for the years ended September 30, 1997 and 1996, respectively. Gulf Oil L.P.'s earnings are dependent upon volumes and margins from wholesale sales of petroleum products, which may fluctuate depending upon economic conditions and other factors that may exist in the future. Accordingly, there can be no assurance that the Company's equity in Gulf Oil L.P. will generate earnings consistent with prior year's levels.

         The Partnership Agreement provides for certain distributions to partners however, such distributions are subject to restrictive covenants imposed by Gulf Oil L.P.'s lenders which only permit distributions for tax payments, provided there is no event of default or unless otherwise consented to by the lenders. The Company received aggregate distributions from Gulf Oil L.P. of $5.5 million during the fiscal year ended September 30, 1997. Subsequent to September 30, 1997, the Company received a distribution in the amount of $13.3 million consented to by the lenders.

         The Partnership Agreement provides that at any time on or after January 1, 1999, CMC and the Class B partners have the right, but not the obligation, to Put their partnership interest to the Company and the Company has the right, but not the obligation, to Call such interests at a formula price equal to a multiple of Gulf Oil L.P.'s earnings. If the Company is unable or determines it is not in its best interest to purchase upon the exercise of the Put or, if the Company, following the exercise of the Call is unable to complete the purchase, the Partnership Agreement provides that Gulf Oil L.P. will be sold by an investment banker as a going concern.

         The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil L.P., with specific minimum purchase and brand maintenance cost requirements for each calendar year of the Supply Agreement (which expires on December 31, 1998). The Company, for the calendar year 1996, purchased 525 million gallons of branded products from Gulf Oil L.P.; the minimum requirement was 476.7 million gallons. Future calendar year minimums of branded product for the periods 1997 through 1998 are 483.5, and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements, though there can be no assurances in this regard. For the fiscal years ended September 30, 1997 and 1996, the Company purchased approximately $408.8 and $372.1 million, respectively, from Gulf Oil L.P. Brand maintenance costs, which are based upon quantities purchased and target earnings of Gulf Oil L.P. were $4.0 million and $1.4 million for the calendar years 1996 and 1995, respectively, and $2.2 million has been paid or accrued through September 30, 1997.

         At September 30, 1997 and 1996, accounts payable due to Gulf Oil L.P. were approximately $7.8 million and $8.1 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Company and Gulf Oil L.P. and the notes thereto appear on pages F-1 through F-33 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information (and the ages as of December 22, 1997) with respect to Executive Officers and Directors of the Company.

                 NAME           AGE                                POSITION HELD
                 ----           ---                                -------------
Lily H. Bentas                  57         Chairperson of the Board of Directors, President and
                                           Chief Executive Officer; Member of Compensation and
                                           Audit Committees of the Board of Directors
Harry J. Brenner                48         Executive Vice President and Chief Operating Officer
Donald E. Holt                  52         Senior Corporate Vice President
Arthur G. Koumantzelis**        67         Senior Vice President and Chief Financial Officer
Francis G. Locklin              61         Senior Vice President--Real Estate
Daniel E. Phaneuf               55         Senior Vice President--Retail Operations
Mark G. Howard                  41         Associate General Counsel and Secretary;
                                           General Counsel, Gulf Division
Michael A. Kelly                44         General Counsel
Robert J. Handforth             59         Vice President of Manufacturing and Distribution
George P. Haseotes              35         Vice President, Gulf Division
John E. Burke*                  58         Director; Member of Compensation Committee of the
                                           Board of Directors
Dr. Paul Hand*                  66         Director
Byron Haseotes                  65         Director
Demetrios B. Haseotes           69         Director; Chairman, Corporation Development
                                           Committee
George Haseotes                 66         Director
Kenneth T. Koehler*             51         Director; Member of Compensation and Audit
                                           Committees of the Board of Directors
James C. McDermott*             43         Director; Member of Audit Committee of the Board of
                                           Directors
Dr. Geoffrey Pottow*            64         Director

----------------------------

* Independent Directors

**Mr. Koumantzelis has notified the Board of Directors of his intention to retire from his position as Chief Financial Officer in early 1998. It is expected that a replacement for Mr. Koumantzelis will be appointed by the Board of Directors sometime in the first quarter of 1998.


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

         At such time when the majority of the Board of Directors does not consist of Independent Directors, certain actions, as prescribed by certain of the Company's credit agreements, will require approval by an Independent Mediation Board, consisting of three individuals who are not affiliates of the Company. One of the three individuals will be selected by the Company, and the other two will be selected in the same manner as the Independent Directors. If the Company is unable to find individuals willing to serve pursuant to the selection procedure for Independent Directors, the two members may be selected by the Company provided that such members are not affiliates and do not have a material business or personal relationship with the Company or any affiliate of the Company and the Trustee determines such qualifications are met.

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

         ARTHUR G. KOUMANTZELIS has served as Senior Vice President and Chief Financial Officer since July 1990. Prior to that time, Mr. Koumantzelis was employed at the international accounting firm of Ernst & Young for 37 years, including 24 years as a senior partner, serving in various management positions. Mr. Koumantzelis also serves as a trustee of Hospitality Properties Trust, a real estate investment trust which is listed on the New York Stock Exchange. Mr. Koumantzelis has notified the Board of Directors of his intention to retire from his position as Chief Financial Officer in early 1998. It is expected that a replacement for Mr. Koumantzelis will be appointed by the Board of Directors sometime in the first quarter of 1998.

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

         ROBERT J. HANDFORTH has served as Vice President of Manufacturing and Distribution since November 1994. Prior to that time, he was Vice President and Director of Operations for Lehigh Valley Dairies, Inc., formerly a Division of John LaBatt Ltd.

         GEORGE P. HASEOTES has served as Vice President of the Gulf Division since October 1, 1996. Prior to that time, Mr. Haseotes was Director of Wholesale Petroleum Sales for the Company. Mr. Haseotes has extensive experience in various aspects of the petroleum business.

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

         JAMES C. MCDERMOTT has served as an Independent Director since May 1994. Mr. McDermott has served as National Credit Manager for Bemis Co., Inc. since November 1995. Prior to that time, Mr. McDermott served as the Division Manager of Credit of Continental Baking Company.

         DR. GEOFFREY POTTOW has served as an Independent Director since December 30, 1993. Dr. Pottow has been employed in various capacities at the Becker Milk Co., Ltd. of Scarborough, Ontario, a convenience store company which is publicly traded on the Toronto Stock Exchange, since 1964 and has served as President/Director since 1984.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation for services rendered of the Chief Executive Officer and the four most highly compensated Executive Officers of the Company for fiscal years 1997, 1996 and 1995.

          NAME AND PRINCIPAL POSITION               YEAR          SALARY            BONUS       ALL OTHER COMPENSATION
          ---------------------------               ----         --------         --------      ----------------------
                                                                                                          (1)
Lily H. Bentas, President,                          1997         $488,000         $150,000            $42,000(3)
 Chairperson of the Board of Directors              1996         $469,000         $200,000            $43,500(3)
 and Chief Executive Officer                        1995         $394,000         $150,000            $30,500(3)



Harry J. Brenner,
 Executive Vice President and Chief                 1997         $285,000         $ 93,750
 Operating Officer                                  1996         $275,000         $125,000
                                                    1995         $250,000         $125,000


Michael A. Kelly, General Counsel                   1997         $265,000         $ 18,750
                                                    1996         $259,375         $ 25,000
                                                    1995         $187,500(2)      $ 25,000

Mark G. Howard, Associate General                   1997         $180,000         $ 45,000
Counsel and Secretary                               1996         $166,250         $ 60,000
                                                    1995         $159,844         $ 50,000


Daniel Phaneuf, Senior Vice                         1997         $175,000         $ 48,750
 President--Retail Operations                       1996         $157,000         $ 65,000
                                                    1995         $147,500         $ 65,000


-------------------------------------------

(1) The Company made matching 401(k) contributions for fiscal year 1995, 1996 and 1997 as follows: Ms. Bentas $3,848, $4,485, $4,750, Mr. Brenner $1,964,
$4,500, $4,750, Mr. Kelly $0, $3,750, $4,750, Mr. Howard $4,500, $4,500, $4,750
and Mr. Phaneuf $4,183, $4,500, $4,750, respectively.

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

EXECUTIVE EMPLOYEE COMPENSATION

         For fiscal year 1997, the Company paid compensation, including director's fees, to the Executive Employees as follows: Demetrios B. Haseotes -- $34,500 (Director fees only), George Haseotes -- $310,333, and Byron Haseotes -- $332,000. The aggregate annual compensation paid to members of the Haseotes family who are "Affiliates" (which is defined in certain credit agreements of the Company to include shareholders of the Company) is limited by the Indentures and other credit agreements of the Company. The Indentures limit such compensation to an annual aggregate amount of $2 million, subject to cost-of-living increases and other amounts approved by the Board, including by a majority of Independent Directors or, if the Independent Directors are not a majority of the Board, by the Independent Mediation Board. The Board of Directors has suspended, effective April 30, 1995, the payment of compensation to Mr. Demetrios B. Haseotes as a result of the Company's concerns about improper receipt of funds by Mr. Haseotes from the sale of a crude oil refinery in Canada.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with each of Lily
H. Bentas, President and Chief Executive Officer, Harry J. Brenner, Chief Operating Officer and Mark G. Howard, Associate General Counsel and Secretary and General Counsel of the Gulf Division. Each of these agreements became effective as of October 1, 1997. The employment agreements for Ms. Bentas and Mr. Brenner provide for a lump sum severance payment equal to one year's salary in the event employment is terminated without cause, at any time, and also contain a covenant not to compete following termination. The employment agreement with Mr. Howard provides for a lump sum severance payment equal to one year's salary in the event his employment is terminated without cause at any time.

401(k) SAVINGS PLAN

         For fiscal year 1997, the Company had in effect an Employee Savings Plan (the "Savings Plan") which provided coverage to all eligible Company employees. The Savings Plan is in the form of a 401(k) plan and has been established for the primary purpose of providing eligible employees with an opportunity to accumulate savings by means of salary adjustment and contributions by the Company.

         Participation in the Savings Plan is available to employees who meet the eligibility requirements. To be eligible, an employee must be employed for at least one year and must actually work 1,000 hours in a plan year. Enrollment is permitted on the first day of the calendar quarter following the completion of the eligibility requirements. An employee may defer from 1% to 15% of his/her total compensation but in no event to exceed the maximum amount prescribed by the Internal Revenue Code of 1986, as amended (the "Code") for each calendar year. On a quarterly basis, the Company matches $.50 on the dollar up to 6% of an employee's gross quarterly compensation. Each participant may select among several investment funds in which the amounts credited to a participant's account are invested. An employee will always be 100% vested in his/her contributions. The Company matching contribution will vest 25% after two years of service, 50% after three years of service, 75% after four years of service and 100% after five years of service.

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

TRANSFERRED EMPLOYEES RETIREMENT PLAN

         For fiscal year 1997, the Company contributed to the Cumberland Farms Transferred Employees Retirement Plan (the "Retirement Plan"), a defined benefit plan, which covers the employees transferred to the Company upon acquisition in 1986 of certain of the Gulf assets from Chevron U.S.A. Inc. (some of whom are now employed by Gulf Oil L.P.). None of the Directors or Executive Officers are covered by the Retirement Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Following the Company's Reorganization, the Board of Directors appointed a Compensation Committee which presently consists of Lily H. Bentas (the Chairperson of the Board of Directors, President and Chief Executive Officer), John Burke and Kenneth Koehler. The purpose of the committee is to determine the compensation of Executive Officers, including the President and key employees. The Compensation Committee considers several factors in determining annual compensation, including past performance, individual talents and industry standards. See "Item 13 -- Certain Relationships and Related Transactions" for a discussion of certain transactions between the Company and certain entities affiliated with Ms. Bentas.

         The Compensation Committee has determined salaries for fiscal year 1997 as it did for fiscal years 1995 and 1996. The Compensation Committee has also determined the bonuses paid to Executive Officers, including the President and Chief Executive Officer, for fiscal years 1995, 1996 and 1997. In determining the bonuses, the Compensation Committee took into account the overall contribution made by the individual over the past year and bonuses paid to individuals in comparable positions at similarly situated companies. The committee may also, from time to time, make recommendations concerning compensation arrangements for directors to be submitted to the full Board for approval.

ITEM 12. SECURITY OWNERSHIP

         The Company's equity securities consist of two classes of Common Stock, par value $1.00 per share, Class A Common Stock and Class B Common Stock. The two classes are identical, except that the Class B Common Stock has no voting rights. The following table provides information as of December 22, 1997, with respect to the shares of Class A Common Stock and Class B Common Stock deemed to be beneficially owned by each person known by the Company to own more than 5% of the outstanding Class A Common Stock, by each Director, each Executive Officer, and all Directors and Executive Officers as a group. Except as noted below, each holder has sole voting and investment power. The mailing address of each party named below is c/o Cumberland Farms, Inc., 777 Dedham Street, Canton, MA 02021.

                                                                              Percentage of
            Name          Title of Class Owned      Amount of Class Owned      Class Owned
            ----          --------------------      ---------------------     -------------
Demetrios B. Haseotes*       Class A Common                   2                    25%
                             Class B Common               30,253.5                 25%

Byron Haseotes               Class A Common                   2                    25%
                             Class B Common               30,253.5                 25%

George Haseotes**            Class A Common                   2                    25%
                             Class B Common               30,253.5                 25%

Lily H. Bentas               Class A Common                   2                    25%
                             Class B Common                7,566                 6.25%


         Directors and Executive Officers as a group own eight shares, constituting 100%, of the Class A Common Stock and 98,326.5 shares, constituting 81.25%, of the Class B Common Stock; all Directors and Executive Officers who hold stock are members of the Haseotes Family.

* Shares are subject to liens in favor of Conven-Petro Insurance Company as assigned to the Company.

** Shares are subject to liens in favor of David Wilkes, a creditor of Mr. Haseotes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has had significant transactions since October 1, 1996 with the following affiliates:

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

LHB Enterprises, Inc.                                 Owned by Lily H. Bentas

Public Petroleum, Inc.                                Owned by Demetrios E. Haseotes, son of
("Public Petroleum")                                  Demetrios B. Haseotes, a Director and
                                                      Shareholder

         LEASES. For fiscal year 1997, the Company leased 19 properties from Bay Colony and paid to Bay Colony an aggregate of $1.0 million under leases related to such properties. Effective September 30, 1997, the Company entered into a new fifteen (15) year master lease arrangement with Bay Colony which includes the lease of the units operated, and previously leased during fiscal year 1997, by the Company, as well as units leased to third party tenants.

         The Company leases four properties located in Florida, Maine and New Hampshire from LHB Enterprises. The Company paid an aggregate of $65,350 during fiscal year 1997 to LHB Enterprises for the lease of these properties.

         The Company leases two properties located in Massachusetts to Public Petroleum which are operated as retail gasoline stations. The Company received for the fiscal year ended 1997 the aggregate amount of $90,726 for the lease of these two properties.

         The Company believes that all of its leases with affiliates are on terms at least as favorable to the Company as would be negotiated with unaffiliated third parties.

         LOANS BETWEEN THE COMPANY AND AFFILIATES. As of September 30, 1997, the Company had outstanding loans in excess of $60,000 with its shareholders and affiliates in the amounts detailed below. Interest was being accrued on the outstanding indebtedness; however, the Company stopped accruing interest at different times over the past years. Interest has not been paid on any of these loans since May 1, 1992.

                                  AMOUNTS DUE TO THE COMPANY      AMOUNTS DUE FROM THE
                                                                         COMPANY
                                  --------------------------      --------------------
                                                      (IN THOUSANDS)
SHAREHOLDERS
Demetrios B. Haseotes                       $1,621                       $3,107
George Haseotes                              1,212                          604
Byron Haseotes                               1,212                          322
Lily H. Bentas                                 303                          282
Anastasia Marty                                303                           68
Hytho Pantazelos                               303                           69
JoAnn Tambakis                                 303

AFFILIATED PARTIES
Bay Colony                                                               $1,154


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

                                  FISCAL 1997
                                (IN THOUSANDS)
                                --------------
CFI of Vermont
  Sales                             $1,817
  Intercompany charges               1,783
  Net Profit                            34
CFI of Mass.
  Sales                             $  205
  Intercompany charges                 202
  Net Profit                             3


         DISTRIBUTIONS. The Company is an S corporation for federal and certain state tax purposes. As such, the Company's principal tax liabilities are payable by its shareholders rather than by the Company. Pursuant to agreements between the Company and its shareholders, distributions will be made for any taxes payable by the shareholders as a result of the examination of the Company's tax returns. The Company paid approximately $2.6 million to its shareholders for estimated tax liabilities during fiscal years 1997. The IRS is presently conducting an audit of fiscal years 1992, 1993 and 1994. See Note 2 to the Company's Financial Statements.


         TRANSACTIONS WITH CONVEN-PETRO. Conven-Petro is the Company's captive insurance company and is owned by CFI of Vermont which is, in turn, owned by the Company's Class A Shareholders. As a result of the Company's insurance arrangements with Conven-Petro, Conven-Petro earns interest on funds deposited by the Company to secure letters of credit issued in connection with the Company's self-insurance program. The interest earned by Conven-Petro from these arrangements for the fiscal year ended September 30, 1997 was $253,063. The Company believes that the terms of such arrangements are at least as favorable to it as would be negotiated with a third party. Donald E. Holt, an Executive Officer of the Company is also President and Director of Conven-Petro. Francis G. Locklin, an Executive Officer of the Company, is also Vice President and Director of Conven-Petro. See Note 7 to the Company's Financial Statements for a discussion regarding payments made to Conven-Petro.

         PURCHASE OF PROPERTY. In April, 1997, the Company acquired three properties from a third party landlord for an aggregate purchase price of $750,000, the estimated fair value of the properties. These properties were originally owned by Mr. George Haseotes, a shareholder and Director of the Company, who sold them to the third party landlord in 1994. Under an arrangement between the third party and Mr. Haseotes, the proceeds were paid to Mr. Haseotes. The transaction was approved by the Board of Directors as a transaction at least as favorable to the Company as would be negotiated with a third party.

         OTHER. In addition to compensation paid to Demetrios B. Haseotes, Byron Haseotes, George Haseotes and Lily Bentas, during the fiscal year ended September 30, 1997, the Company paid $177,000 to George P. Haseotes, Vice President of the Gulf Division, a member of the Haseotes family. The Company believes that the terms of such arrangements are at least as favorable to it as would be negotiated with a third party.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements:

         The following financial statements of the Company and Gulf Oil L.P. and the Independent Auditors' Reports relating thereto, respectively, are filed under Item 8 in Part II of this report:

         FINANCIAL STATEMENTS OF CUMBERLAND FARMS, INC.

                  Report of Independent Auditors - Ernst & Young LLP Balance Sheets as of September 30, 1997 and 1996 Statements of Operations and Retained Earnings
                    Years ended September 30, 1997, 1996 and 1995
                  Statements of Cash Flows, Years ended September 30, 1997,
                    1996 and 1995
                  Notes to Financial Statements

         FINANCIAL STATEMENTS OF GULF OIL L.P.

                  Independent Auditors Report - Coopers & Lybrand L.L.P.
                  Balance sheets as of September 30, 1997 and 1996
                  Statements of Operations for the years ended September 30,
                    1997, 1996 and 1995
                  Statements of Changes in Partners' Capital for the Years ended
                    September 30, 1997, 1996 and 1995
                  Statements of Cash Flows for the Years ended September 30,
                    1997, 1996 and 1995
                  Notes to Financial Statements

         The following financial statement schedules of the Company and Gulf Oil, L.P. and the Independent Auditors' Report relating thereto are filed as part of this report:

         Schedule II - Cumberland Farms, Inc. Valuation and Qualifying Accounts

         Schedule III - Gulf Oil L.P. Valuation and Qualifying Accounts

         (a)(3)   Exhibits filed as part of this report:

                  As listed on the Exhibit Index beginning on page 38 hereof.

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1997.

                         INDEX TO FINANCIAL STATEMENTS

Financial Statement of Cumberland Farms, Inc.

     Report of Independent Auditors -- Ernst & Young LLP..................   F-2

     Balance Sheets as of September 30, 1997 and 1996 ....................   F-3

     Statements of Operations and Retained Earnings, Years Ended
       September 30, 1997, 1996, and 1995.................................   F-4

     Statements of Cash Flows, Years Ended September 30, 1997,
       1996 and 1995......................................................   F-5

     Notes to Financial Statements........................................   F-6

Financial Statements of Gulf Oil L.P.
     Report of Independent Auditors -- Coopers & Lybrand L.L.P. ..........  F-22

     Balance Sheets as of September 30, 1997 and 1996.....................  F-23

     Statements of Operations for the Years Ended September 30, 1997,
       1996 and 1995......................................................  F-24

     Statements of Changes in Partners' Capital for the Years Ended
       September 30, 1997, 1996 and 1995..................................  F-25

     Statements of Cash Flows for the Years Ended September 30,
       1997, 1996 and 1995................................................  F-26

     Notes to Financial Statements........................................  F-27

Schedule II --
     Valuation and Qualifying Accounts -- Cumberland Farms, Inc. .........   S-1

Report of Independent Accountants on Schedule of Gulf Oil L.P. --
     Coopers & Lybrand L.L.P. ............................................   S-2

Schedule III --
     Valuation and Qualifying Accounts -- Gulf Oil, L.P. .................   S-3

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Cumberland Farms, Inc.

We have audited the accompanying balance sheets of Cumberland Farms, Inc. as of September 30, 1997 and 1996, and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Gulf Oil Limited Partnership (Gulf Oil, L.P.), a partnership in which the Company has a 66-2/3% limited partnership interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Gulf Oil, L.P., it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Farms, Inc. at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.




Boston, Massachusetts
December 11, 1997                                   Ernst & Young LLP

                             CUMBERLAND FARMS, INC.
                                 BALANCE SHEETS

                                                          SEPTEMBER 30
                                                      1997           1996
                                                   ------------------------
                                                         (000'S OMITTED)
ASSETS
Current Assets:
   Cash and cash equivalents                       $ 23,824       $ 24,116
   Cash escrow                                          406            793
   Short-term investments, at cost                       --         12,200
   Accounts receivable, net                          22,463         21,476
   Inventories, at FIFO cost                         63,325         59,042
   Less: adjustment to LIFO cost                    (30,761)       (29,100)
                                                   --------       --------
    Net inventories                                  32,564         29,942
                                                   --------       --------

   Prepaid insurance (Note 7)                           912            431
   Property under agreement                           1,697          3,343
   Other current assets                               4,298          5,382
                                                   --------       --------
Total current assets                                 86,164         97,683

Property and equipment (Note 3)                     353,028        343,151
Accumulated depreciation                            130,653        124,396
                                                   --------       --------
   Net property and equipment                       222,375        218,755

Notes and accrued interest
  receivable from stockholders (Note 4)               5,257          5,224

Investment in Gulf Oil, L.P. (Note 5)                40,321         36,445

Other assets, net                                     8,094          8,097
                                                   --------       --------
                                                   $362,211       $366,204
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt               $ 14,361       $ 13,108
   Accounts payable                                  44,582         39,819
   Accrued gasoline taxes                             7,976          7,573
   Accrued insurance liability (Note 7)               5,168          5,000
   Accrued payroll                                    6,599          5,995
   Other accrued expenses                             6,126          9,761
                                                   --------       --------
Total current liabilities                            84,812         81,256

Long-term debt (Note 6)                             198,545        218,398

Accrued insurance liability (Note 7)                 12,880          9,075

Deferred credits and other liabilities               13,595         12,806
Notes and accrued interest
   payable to related parties (Note 4)                5,712          5,458
                                                   --------       --------
Total liabilities                                   315,544        326,993
                                                   --------       --------


Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
   Common stock (Note 2)                                121            121
   Additional paid-in capital                         8,617          8,617
   Retained earnings (Note 4)                        37,929         30,473
                                                   --------       --------
Total stockholders' equity                           46,667         39,211
                                                   --------       --------
                                                   $362,211       $366,204
                                                   ========       ========

See accompanying notes.

                             CUMBERLAND FARMS, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                              YEAR ENDED SEPTEMBER 30
                                                     1997             1996              1995
                                                 -----------------------------------------------
                                                                (000'S OMITTED)

Income
   Revenues (see Note below)                     $1,468,646        $1,396,144        $1,321,224
   Equity in earnings of Gulf Oil, L.P.               7,677             7,855            13,612
   Gains on sales of property and equipment           8,782            11,372             9,673
                                                 ----------        ----------        ----------
     Total income                                 1,485,105         1,415,371         1,344,509
                                                 ----------        ----------        ----------

Cost & expenses
   Cost of sales                                  1,181,426         1,102,582         1,027,162
   Operating expenses                               270,225           266,150           259,672
                                                 ----------        ----------        ----------
     Total costs & expenses                       1,451,651         1,368,732         1,286,834
                                                 ----------        ----------        ----------


Operating income                                     33,454            46,639            57,675
Interest expense, net                               (22,823)          (22,872)          (25,071)
                                                 ----------        ----------        ----------


Income before provision for state income
   taxes and extraordinary gain                      10,631            23,767            32,604
Provision for state income taxes                       (600)           (1,919)               --
                                                 ----------        ----------        ----------
Income before extraordinary gain                     10,031            21,848            32,604

Extraordinary gain (Note 1)                              --                --             2,197
                                                 ----------        ----------        ----------

Net income                                           10,031            21,848            34,801

Retained earnings at beginning of year               30,473            18,851           (13,231)

Distributions to shareholders                        (2,575)          (10,226)           (2,719)
                                                 ----------        ----------        ----------

Retained earnings at end of year                 $   37,929        $   30,473        $   18,851
                                                 ==========        ==========        ==========


Note: Excise taxes of approximately $263,000, $243,000, and $231,000 collected from customers on retail gasoline and cigarette sales are included in Revenues and Cost of sales for fiscal years 1997, 1996 and 1995, respectively.

See accompanying notes.
                                      F-4

                             CUMBERLAND FARMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED SEPTEMBER 30
                                                             1997           1996          1995
                                                          ---------------------------------------
                                                                       (000's OMITTED)

OPERATING ACTIVITIES
Net income                                                $ 10,031       $ 21,848       $ 34,801
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                            22,299         18,703         17,541
   Gain on sales of property and equipment                  (8,782)       (11,372)        (9,673)
   Equity in earnings of Gulf Oil, L.P.                     (7,677)        (7,855)       (13,612)
   Brand maintenance income adjustment (Note 5)             (1,649)            --             --
   Distribution of earnings by Gulf Oil, L.P.                5,450          2,650          7,650
   Extraordinary gain                                           --             --         (2,197)

Changes in assets and liabilities:
   Cash escrow                                                 387           (793)             0
   Accounts receivable                                        (987)        (2,395)        (3,198)
   Inventories                                              (2,622)         1,837         (3,309)
   Other current assets                                      1,084           (341)        (2,951)
   Receivables from related parties                            (33)           (33)          (343)
   Other assets                                               (933)           162         (2,288)
   Prepaid/accrued insurance                                 3,492         22,509         22,560
   Accounts payable and accrued expenses                     2,135            228          9,214
   Other liabilities                                         1,043            611         (2,632)
                                                          --------       --------       --------
Net cash provided by operating activities                   23,238         45,759         51,563
                                                          --------       --------       --------

INVESTING ACTIVITIES
   Additions to property and equipment                     (29,648)       (27,582)       (23,636)
   Proceeds from sales of property and equipment            15,093         21,108         21,244
   Purchases, sales and maturities of short-term
      investments - net                                     12,200        (12,200)            --
                                                          --------       --------       --------
Net cash (used) by investing activities                     (2,355)       (18,674)        (2,392)
                                                          --------       --------       --------


FINANCING ACTIVITIES
   Payments of debt                                        (18,600)       (27,758)       (25,561)
   Distributions to shareholders                            (2,575)       (10,227)        (2,719)
   Proceeds from new debt                                       --          5,000             --
                                                          --------       --------       --------

Net cash (used) by financing activities                    (21,175)       (32,985)       (28,280)
                                                          --------       --------       --------

Net increase (decrease) in cash and cash equivalents          (292)        (5,900)        20,891

Cash and cash equivalents at beginning of year              24,116         30,016          9,125
                                                          --------       --------       --------

Cash and cash equivalents at end of year                  $ 23,824       $ 24,116       $ 30,016
                                                          ========       ========       ========

Supplemental disclosures of cash flow information:
   Interest paid                                          $ 22,814       $ 23,415       $ 24,933
                                                          ========       ========       ========

   Income taxes paid                                      $  1,066       $    529       $    304
                                                          ========       ========       ========

Non-cash investing and financing transactions:
   Transfer of assets to Gulf Oil, L.P.                   $     --       $     --       $    127
                                                          ========       ========       ========

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

On May 1, 1992 (the "petition date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Company's amended and restated Plan of Reorganization (the "Plan"), as modified, became effective on December 30, 1993. The Plan provided for, among other things, the cancellation of certain indebtedness in exchange for cash or new indebtedness. During fiscal 1995, the Company repaid debt at less than face value, resulting in an extraordinary gain of $2.2 million.

2.   SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH

The Company includes as cash and cash equivalents, cash in banks, certificates of deposit and U.S. Government and other short-term securities readily convertible into cash with original maturities of three months or less when purchased. Investments with a maturity period of more than three months, but less than one year, are classified as short-term investments. Included in the cash escrow account are certain savings accounts whose balances, aggregating approximately $139,000 and $660,000 at September 30, 1997 and 1996, respectively, contain the proceeds from sales of property and equipment which are to be used to repay secured debt. In addition, the Plan permits the Company to withhold from the proceeds of sales of capital assets an amount equal to the imputed income tax on the gain recognized in the transaction, to be available for distributions to shareholders for their tax payments (See Note 4). These amounts ($267,000 at September 30, 1997 and $130,000 at September 30, 1996) were held in escrow by the Trustee and were also included in the cash escrow account. Due to the short maturity of short-term investments, the carrying amounts approximate fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are presented net of allowances for doubtful accounts of $1,509,000 at September 30, 1997 and $1,590,000 at September 30, 1996.

The Company has a working capital and letter of credit facility (see Note 6). The facility is secured by certain of the Company's accounts receivable, inventories and real property.

REVENUE RECOGNITION

Retail revenues are recognized upon sale at the stores and stations. Wholesale revenues are recognized upon shipment. Rental revenues are recorded ratably over the lease term.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost for inventories having a carrying value of approximately $27,362,000 and $24,918,000 at September 30, 1997 and 1996, respectively, was determined by the last-in, first-out ("LIFO") inventory method. The excess of current cost (determined on a first-in, first-out basis) of LIFO inventories over their carrying value was approximately $30,761,000 and $29,100,000 at September 30, 1997 and 1996,
respectively. Other inventories, which include construction-related supplies and plastics, are valued at cost based on the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT

Depreciation is calculated using straight-line and accelerated methods. Provision for depreciation is based upon the estimated useful lives of the assets or the lease terms, if shorter, as follows:

          Buildings                            15 to 39 years
          Leasehold Improvements                7 to 19 years
          Machinery and equipment               3 to 10 years


DEBT ACQUISITION COSTS

Debt acquisition costs, amounting to approximately $1.8 million at September 30, 1997 and 1996, were included in other assets and are being amortized on a straight-line basis over the term of the loans. Accumulated amortization amounted to $1,189,000 at September 30, 1997 and $696,000 at September 30, 1996.

INCOME TAXES

The Company operates as an S Corporation under the Internal Revenue Code and, accordingly, no provision for Federal income taxes was made on account of income for 1997, 1996 and 1995, since the stockholders are individually liable for Federal income taxes on their share of the Company's earnings. Provision has been made for income taxes due to certain states which do not recognize S Corporation status.

The Company's Federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 1991 (see Note 4). The Internal Revenue Service is currently examining the fiscal years ended September 30, 1992 and 1993 and has also selected the 1994 return for examination. The Company believes that the Internal Revenue Service will propose changes to the Company's returns, as filed, for the years under examination. Additional taxes, as a result of assessments for years under audit are not the responsibility of the Company because of its S Corporation status. However, the Company during fiscal 1996, was required to distribute $3.9 million to its shareholders for tax assessments for the years 1988 to 1991 and may be required to make significant distributions to shareholders in the future for any assessments for tax years commencing with the year ended September 30, 1992 (See Note 4).

GULF OIL, L.P.

The Company owns a 66-2/3% limited partnership interest in Gulf Oil Limited Partnership ("Gulf Oil, L.P.") (see Note 5). Because control of Gulf Oil, L.P. resides with the general partner, the Company accounts for its investment in Gulf Oil, L.P. under the equity method.

ADVERTISING COSTS

The Company charges advertising costs to expense as incurred. Advertising expense amounted to $4,221,000, $5,463,000 and $4,132,000, in fiscal years 1997,
1996 and 1995, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

During fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company evaluates, on an ongoing basis, the performance of each of its properties in order to identify those which are non-contributors. It also has a program to market and dispose of certain underperforming, non-core business properties. At September 30, 1997, the Company had provided $950,000, which was recorded as a reduction of Gain on Sales of Property and Equipment, representing the difference between the carrying value (approximately $3 million) of certain properties held for sale and the estimated proceeds to be received or the appraised value of the properties. The Company has additional properties held for sale with a carrying value of $7.4 million which the Company believes will be sold at a gain.

POST-EMPLOYMENT OR POST-RETIREMENT BENEFITS

The Company does not have any material post-employment or post-retirement benefits.

COMMON STOCK

The authorized, issued and outstanding common stock of the Company consists of:

     o    Class A Voting, $1 par value, 8 shares

     o    Class B Non-voting, $1 par value, 121,014 shares

RECLASSIFICATIONS

Certain amounts in the financial statements for the years ended September 30, 1996 and 1995 have been reclassified to conform to 1997 classifications.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, and consist of the following (in thousands):

                                                      September 30,
                                                  1997          1996
                                                ----------------------


Land and buildings                              $242,002      $249,246
Leasehold improvements                             6,454         6,458
Machinery and equipment                          104,572        87,447
                                                --------      --------
                                                 353,028       343,151
Less accumulated depreciation                    130,653       124,396
                                                --------      --------
Net property, plant and
  equipment                                     $222,375      $218,755
                                                ========      ========


During the years ended September 30, 1997 and 1996, the Company wrote off approximately $6,665,000 and $5,339,000, respectively, of fully-depreciated assets, some of which are still in use.

4.   TRANSACTIONS WITH RELATED PARTIES

Amounts due to and notes receivable from related parties were as follows (in thousands):

                                                     September 30,
                                                    1997       1996
                                                   -----------------
Notes receivable from stockholders                 $4,065     $4,065
  Accrued interest thereon                          1,192      1,159
                                                   ------     ------
         Total                                     $5,257     $5,224
                                                   ======     ======

Amounts due to related parties:
   Due to V.S. Haseotes & Sons                     $    9     $    9
   Due to other related parties                     2,562      2,308
   Due to Bay Colony Realty Assoc.                  1,154      1,154
   Notes payable to stockholders                    1,500      1,500
                                                   ------     ------
                                                    5,225      4,971
   Accrued interest thereon                           487        487
                                                   ------     ------
         Total                                     $5,712     $5,458
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

During fiscal year 1995, the Company purchased from a related party, a note receivable from Demetrios B. Haseotes in the face amount of $315,000. Interest accrues on the unpaid balance at the rate of two (2) percent over prime. The unpaid balance plus interest at September 30, 1997 was approximately $409,000. The face amount, plus interest, will be offset against payables to such stockholder when permitted by the Company's Plan.

The Company leases real property from affiliated parties. Related-party rental expense in 1997, 1996 and 1995 was approximately $1,166,000, $1,124,000 and
$1,153,000, respectively.

In May 1996, the Company's President, a voting shareholder, purchased a property from the Company for $275,000. In October 1995, a non-voting shareholder purchased a property from the Company for $225,000. On April 1, 1997, the Company acquired three properties from a third party landlord at an aggregate purchase price of $750,000, the estimated fair value of the properties. These properties were originally owned by George Haseotes, a Shareholder and Director of the Company, who sold them to the third party landlord in 1994. The third party landlord directed that the aggregate purchase price of these properties be paid over to Mr. Haseotes. The purchase and sales of the properties were approved by the Company's Board of Directors.

The terms of the Company's secured debt prohibit the payment of dividends, except for income taxes payable by the shareholders on account of corporate income, as provided in agreements between the Company and its shareholders. Pursuant to agreements between the Company and its shareholders, distributions will be made for any taxes payable by the shareholders as a result of the examination of the Company's tax returns. In fiscal year 1996, the Company distributed approximately $3.9 million to the shareholders for income taxes and interest payable by the shareholders as a result of an Internal Revenue Service examination of the Company's federal income tax returns for the fiscal years ended 1988-1991 (See Note 2). In addition, the Company paid approximately $2.6, $6.3 and $2.7 million to its shareholders for estimated tax liabilities during fiscal years 1997, 1996 and 1995, respectively.

5.   GULF OIL/GULF OIL, L.P.

In 1986, the Company acquired the Northeast marketing and distribution organization of Chevron/Gulf and has the exclusive rights to use and license the trade name "Gulf" in New England and the rest of the northeastern United States. The business consists of wholesale and retail petroleum operations.

On December 30, 1993, the Company entered into an agreement with Catamount Petroleum Limited Partnership ("Catamount") pursuant to which the Company transferred a substantial portion of the assets comprising its Gulf Oil Division to Catamount in exchange for a 66-2/3% limited partnership (Class A) interest in Catamount. The General Partner, and holder of a 1% general partnership interest, is Catamount Management Corporation ("CMC"). The remaining limited partnership interest (Class B) is held by affiliates of the Chief Executive Officer of Catamount. Upon consummation of the arrangement, Catamount changed its name to Gulf Oil, L.P. The assets transferred were, among other things, certain petroleum storage terminals, equipment, all rights to the "Gulf" name and all of its rights under contracts and agreements with its contract dealers, jobbers and certain customers. The Class B limited partners contributed Catamount's existing business and assets and arranged for financing for the partnership.

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

Gulf Oil, L.P.'s partnership agreement provides for distributions to partners. However, such distributions are subject to restrictive covenants in Gulf Oil, L.P.'s agreements with its lenders, which only permit distributions for tax payments, provided that there is no event of default or unless otherwise consented to by the lenders. Distributions amounted to $5,450,000 in 1997 and $2,650,000 in 1996. Subsequent to September 30, 1997, the Company received a distribution in the amount of $13.3 million, consented to by the lenders.

The Company has agreed to purchase its petroleum products, except for its Florida locations, from Gulf Oil, L.P., with specific minimum purchase and brand maintenance cost requirements for each calendar year of the Supply Agreement (ending December 30, 1998). The Company, for the calendar year 1996 purchased
525.0 million gallons of branded products from Gulf Oil, L.P.; the minimum requirement was 476.7 million gallons. Future calendar year minimums of branded product for the periods 1997 and 1998 are 483.5 and 488.7 million gallons, respectively. The Company expects to meet all minimum purchase requirements. For the fiscal years ended September 30, 1997 and 1996, the Company purchased approximately $408.8 and $372.1 million, respectively, from Gulf Oil, L.P. Brand maintenance costs, which are based upon quantities purchased and earnings of the Gulf Oil, L.P., for each calendar year, have resulted in additional brand maintenance costs of $4.0 and $1.4 million for calendar years 1996 and 1995, respectively, and $2.2 million has been paid or accrued through September 30, 1997. The ultimate amount for 1997 will be determined based on actual results for calendar 1997.

At September 30, 1997 and 1996, there was approximately $7.8 and $8.1 million, respectively, in accounts payable due to Gulf Oil, L.P.

Summarized financial statements of Gulf Oil, L.P. were as follows (000's omitted):

                                           September 30,
                                        1997           1996
                                        ----           ----

Current assets:
         Cash                         $  1,990      $  4,891
         Margin deposits                   332         3,131
         Receivables, net               52,181        58,193
         Inventory                      49,647        50,488
         Other                           7,359         6,697
                                      --------      --------

Total current assets                   111,509       123,400

Property and equipment, net             26,276        22,529
Intangible and other assets, net        13,454        14,556
                                      --------      --------
                                      $151,239      $160,485
                                      ========      ========

Current liabilities:
         Note payable to bank                   $  8,900      $ 27,950
         Current portion of long-term debt            --         2,500
         Accounts payable and accrued
           expenses                               59,069        56,626
         Subordinated notes payable
           to partners                             5,269         3,722
                                                --------      --------
Total current liabilities                         73,238        90,798
Long-term debt                                    20,000        17,500
Partners' capital                                 58,001        52,187
                                                --------      --------
                                                $151,239      $160,485
                                                ========      ========


For the years ended September 30, 1997, 1996 and 1995 (000's omitted):

                                                   1997            1996           1995
                                                   ----            ----           ----


     Sales                                     $2,110,096      $1,925,498      $1,817,324
     Cost of Sales                              2,071,703       1,882,170       1,762,441
                                               ----------      ----------      ----------
              Gross profit                         38,393          43,328          54,883
     Operating expenses                            11,589          12,388          12,088
     Selling, general and
       administrative expenses                     10,635          15,828          16,118
     Interest expense, net                          2,883           3,330           5,956
     Gain on fixed asset disposal                    (703)           --              --
                                               ----------      ----------      ----------
     Net income                                $   13,989      $   11,782      $   20,721
                                               ==========      ==========      ==========


     Equity in Earnings of Gulf Oil, L.P.      $    7,677      $    7,855      $   13,612
                                               ==========      ==========      ==========

The Company's equity in the net income of Gulf Oil, L.P. for the year ended September 30, 1997, has been reduced by $1,649,000 to reflect the Company's share of brand maintenance income earned by Gulf Oil, L.P. from the Company, which was included as a reduction of the related costs of approximately $2,500,000 in the Company's financial statements for the prior fiscal year.

6.   SECURED DEBT

Approximately $173,100,000 of secured debt has fixed interest rates ranging principally from 8.0% to 10.5%. Variable rates are slightly higher than the prime rate (9.02% at September 30, 1997). The notes payable to the previously unsecured creditors (amounting to $4,522,000 at September 30, 1997) are interest-free through December 1997, with a variable rate thereafter.

The maturities of the Company's secured debt at September 30, 1997 are as follows:

      Fiscal Year                         (000'S OMITTED)
      -----------

         1998                                $ 14,361
         1999                                  12,360
         2000                                   3,593
         2001                                   3,751
         2002                                   3,939
         Thereafter                           174,902
                                             --------
                                             $212,906
                                             ========

Included in the current portion of long-term debt at September 30, 1997 are target payments aggregating approximately $2.6 million. Nonpayment of these amounts when due would not constitute an event of default under the related loan agreements, but would permit the lender to assume control of the process of disposal of identified real estate, pledged as collateral for the loan, during the remaining term of the loan.

Included in other assets in the accompanying balance sheets at September 30, 1997 and 1996 were approximately $1.0 and $1.9 million, respectively, from sales of property and equipment held in a cash collateral account by State Street Bank & Trust, as Trustee for certain secured lenders. Such amounts have been or will be used to pay down secured debt. The restructured loan agreements contain financial covenants and restrict, among other things, transactions with affiliates, capital expenditures, total indebtedness and dividends. Substantially all of the Company's real property and other assets are encumbered by the secured debt.

The Company has a $30 million working capital and letter of credit facility. The facility provides a revolving credit line, term loan and a facility for the issuance of letters of credit. The facility is secured by certain of the Company's accounts receivable, inventory and real properties. As of September 30, 1997, the Company had drawn down $5 million of the revolving credit line and used $17 million to provide letters of credit for its insurance and bond programs. The loan agreement provides for, among other things, certain financial covenants including leverage and fixed charge coverage ratios, to be met on a quarterly and annual basis. Borrowings under the facility are due December 30, 1998 and bear interest at a variable rate based upon the prime rate or LIBOR (8.72% at September 30, 1997).

7.   COMMITMENTS AND CONTINGENCIES

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

In connection with the Reorganization, the Company entered into a settlement agreement relating to certain actions brought by former employees of the Company regarding the Company's loss prevention program. A settlement pool of approximately $5.5 million was funded substantially by the Company's insurers to satisfy these claims which pool had been completely disbursed by September 30, 1995. There are seven related cases still pending in various Appellate Courts in the Commonwealth of Massachusetts having been dismissed by the applicable trial courts. The Company believes they will be dismissed or precluded under the settlement agreement referred to above.

The Company entered into a Settlement Agreement with Chevron in fiscal 1996, which provides for the allocation of environmental cleanup responsibilities with respect to certain sites transferred to the Company in connection with the 1986 acquisition of certain "Gulf" assets. The Settlement Agreement requires Chevron to remediate or reimburse the Company for remediation at certain designated sites. The Settlement Agreement also confirms the Company's responsibility for the remediation of the other sites acquired from Chevron, indemnification of Chevron for Chevron allocated sites after cleanup to State standards and the indemnification of Chevron for all future releases as provided for in the original asset purchase documents. The Company believes its obligations under the Settlement Agreement will not have a material effect on the Company's financial statements, or results of operations taken as a whole.

At September 30, 1997, remaining litigation related to the Reorganization consisted primarily of various objections to claims which will be settled or, failing settlement, tried before the Bankruptcy Court or District Court in the ordinary course. If such claims are not settled on terms acceptable to the Company, the Company will continue to contest such claims vigorously. The Company does not believe the outcome of these claims will materially effect the financial position of the Company at September 30, 1997 or results of operations taken as a whole.

The Company assumes a high degree of risk as a result of the high deductibles under worker's compensation, general liability and automobile insurance policies issued by an unrelated insurer. These risks, estimated at $22.7 on a present value basis for the years 1992 through 1997, net of cash and reinsurance deposits of $4.7 million, resulted in accrued insurance liabilities of $18.0 at September 30, 1997. The unrelated insurance company providing these coverages required collateral in the form of a $12.0 million letter of credit and certain real properties, cash and reinsurance at September 30, 1997. Conven-Petro Insurance Company (Conven-Petro), a wholly-owned subsidiary of Cumberland Farms of Vermont, Inc., which is related to the Company through common ownership, reinsures the unrelated insurance company for certain Company worker's compensation claims for the policy years 1992, 1993 and 1994 and for any increases in such claims subsequent thereto. Payments and deposits to Conven-Petro amounted to $.1 million, $3.6 million and $1.1 million for the years ended September 30, 1997, 1996 and 1995, respectively. In addition to collateral for its insurance program, the Company also provides a $5 million letter of credit to secure a $20 million bond line. Bonds are also posted with various regulatory agencies for the purchase of raw milk, to secure tax payments for motor fuel and cigarette taxes and for various municipal planning board requirements.

The Company has civil actions pending against Mr. Demetrios B. Haseotes, a shareholder and Director of the Company. Two actions related to the Company's efforts to collect its judgments in the amount of (a) $663,267, plus interest, which represents funds distributed to Mr. Haseotes to pay certain tax liabilities but applied for other uses and (b) $365,455 plus interest, with respect to funds borrowed by Mr. Haseotes but not yet repaid. Another action relates to the Company's efforts to obtain an accounting and possible disgorgement of funds received by him in connection with the sale of a crude oil refinery in Canada. Mr. Haseotes is also pursuing a claim against the Company seeking reinstatement of his position and attendant compensation which the Board of Directors terminated in 1995.

In addition to the above contingencies, the Company has certain environmental contingencies related to ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures related to its petroleum operations. In the ordinary course of business, the Company is involved in environmental assessment and remediation activities with respect to releases of regulated substances from its existing and previously operated retail gasoline and wholesale petroleum facilities. The Company accrues its estimates of all costs to be incurred for assessment and remediation for known releases. These accruals are adjusted periodically if, and when, new information becomes known. Due to the nature of such releases, the actual costs of assessment and remediation activities may vary significantly from year to year. Additionally, under current federal and state regulatory programs, the Company will be obligated by December 22, 1998 to upgrade or replace a significant amount of all underground storage tanks ("USTs") it owns or operates. The Company currently estimates that capital expenditures related to the upgrading or replacing of USTs as well as other environmentally related expenditures will amount to approximately $15.7 million for fiscal year 1998 and an additional $3.9 million through December 1998, which expenditures could be reduced for locations which may be closed in lieu of capital costs of compliance or sold. In addition, the Company has agreed to indemnify Gulf Oil, L.P. (see Note 2) for any costs or liabilities arising from remediation and cleanup of certain terminals for conditions existing prior to December 30, 1993. Management believes that certain of these expenditures are eligible for reimbursement through government programs, insurance or indemnification by the prior owner; a provision was made for agreed upon receivables amounting to approximately $.2 million at September 30, 1997. Included in other accrued and deferred credits and other liabilities at September 30, 1997 was approximately $7.2 million, representing an undiscounted allowance for estimated remediation costs. The Company believes the amounts provided are sufficient for reasonably determinable liabilities as of September 30, 1997.

Amounts charged to expense related to environmental remediation costs, including costs to administer the remediation program, amounted to approximately $3.4, $2.0 and $2.0 million for fiscal years 1997, 1996 and 1995, respectively.

8.   LEASES

Operating leases with nonaffiliated lessors for real estate, vehicles and equipment generally have terms ranging from three to five years. Many have multiple option periods. Many real estate leases provide for the Company to pay its share of increases in real estate taxes and other costs. Total rent expense on these leases was approximately $14,804,000, $14,729,000 and $11,354,000 for 1997, 1996 and 1995, respectively. Minimum lease payments for operating leases with nonaffiliated lessors having initial or remaining noncancelable lease terms in excess of one year at September 30, 1997 were as follows (in thousands):

          Fiscal Year
          -----------

              1998                         $9,504
              1999                          8,198
              2000                          6,428
              2001                          4,484
              2002                          3,147
              Thereafter                    2,678

Leases with nonaffiliated lessees, principally for store and station locations, are generally for short terms, usually three years or less.

9.   RETIREMENT PLANS

The Company has a 401-k savings plan under which employees generally may elect to contribute up to 15% of their income to the 401-k Plan. The Company's matching contribution vests in increasing percentages beginning after two years of service through five years of service. The Company's matching contribution for the years ended September 30, 1997, 1996 and 1995 amounted to $1,510,000, $1,444,000 and $1,390,000, respectively.

Certain employees are covered by the Cumberland Farms Transferred Employees' Retirement Plan (the "Plan"), a defined benefit plan. The following table sets forth the Plan's funded status and amounts recognized in the balance sheets at September 30, 1997 and 1996 (in thousands):

                                                                  1997          1996
                                                                  ----          ----
Actuarial present value of benefit obligations:
Accumulated benefit obligation, (totally vested)                 $6,159        $6,910
                                                                 ======        ======
Projected benefit obligation for service rendered
         to date                                                 $6,159        $6,910

Plan assets at fair value, consisting of corporate
         obligations and common stocks                            8,451         7,284
                                                                 ------        ------
Plan assets in excess of projected benefit obligation             2,292           374
Unrecognized net (gain) loss from past experience different
         from that assumed and effects of changes
         in assumptions                                            (124)        1,257
Unrecognized net obligation at transition being
         recognized over 15 years                                    (5)           (8)
                                                                 ------        ------
Prepaid pension costs                                            $2,163        $1,623
                                                                 ======        ======


Net pension cost included the following components (in thousands):

                                             1997         1996         1995
                                             ----         ----         ----

Service cost - benefits earned during
    the period                             $    --       $  --       $   297
Interest cost on projected benefits
    obligations                                462         524           649
Actual return on plan assets                (1,970)       (988)       (1,420)
Net amortization and deferral                1,437         502           815
                                           -------       -----       -------

Net periodic pension cost (income)         $   (71)      $  38       $   341
                                           =======       =====       =======

The assumptions used to determine the actuarial present value of the projected benefit obligation were as follows:

                                         1997      1996      1995
                                         ----      ----      ----
Discount rate                            7.5%      7.5%      7.5%
Rate of increase in future
    compensation                         4.0%      4.0%      4.0%
Expected rate of return on assets        8.5%      8.5%      8.5%

Contributions of $444,260, $1,097,717 and $1,344,088 were made in the years ended September 30, 1997, 1996 and 1995, respectively.

The Company's arrangement with Gulf Oil, L.P. contemplates a funding schedule for the pension plan, subject to modification resulting from actuarial assumptions or if required by government authorities. Payments are not required for fiscal year 1998.

In fiscal year 1995, the Company amended the pension plan to freeze benefit accruals, resulting in a curtailment gain of approximately $786,000. In addition, lump sum payments during fiscal years 1997, 1996 and 1995 resulted in settlement (gain) losses of approximately ($25,000), $390,000 and $505,000, respectively.

10.      BUSINESS SEGMENT INFORMATION

The Company's operating results and other financial data are presented for its principal business segments for the years ended September 30, 1997, 1996 and 1995, as follows:

                                     Retail       Wholesale      Corporate        Total
                                     ------       ---------      ---------        -----
                                                   (000's Omitted)

Year Ended September 30, 1997
-----------------------------
Revenues                           $1,185,807      $299,298      $      0       $1,485,105

Operating income (loss)                40,527        12,858       (19,931)          33,454

Identifiable assets                   251,685        37,022        73,504          362,211

Capital expenditures                   27,079         2,147           422           29,648

Depreciation and Amortization          19,897         2,015           387           22,299

Year Ended September 30, 1996
-----------------------------
Revenues                           $1,140,736      $274,635      $      0       $1,415,371

Operating income (loss)                51,658        16,421       (21,440)          46,639

Identifiable assets                   242,883        40,056        83,265          366,204

Capital expenditures                   25,599         1,929            54           27,582

Depreciation and Amortization          16,560         1,771           372           18,703

Year Ended September 30, 1995
-----------------------------
Revenues                           $1,103,674      $240,835      $      0       $1,344,509

Operating income (loss)                59,206        18,741       (20,272)          57,675

Identifiable assets                   259,012        50,047        53,368          362,427

Capital expenditures                   21,541         1,936           159           23,636

Depreciation and Amortization          15,497         1,625           419           17,541

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Gulf Oil Limited Partnership:

     We have audited the accompanying balance sheets of Gulf Oil Limited Partnership as of September 30, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf Oil Limited Partnership as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                       COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
December 10, 1997

                          GULF OIL LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           September 30, 1997 and 1996


                                       ASSETS                                                  1997                1996
                                                                                               ----                ----
 Current assets:
     Cash                                                                                  $  1,989,947        $  4,891,281
     Margin deposits (market value of $61,186 in 1997, and $2,612,956
          in 1996) (Notes 2 and 3)                                                              332,064           3,131,127
     Accounts receivable, trade (net of allowance for doubtful accounts of
          $1,250,000 in 1997 and $1,500,000 in 1996)                                         39,924,883          43,603,621
     Credit card receivables (net of allowance for doubtful accounts of
          $1,870,000 in 1997 and $1,935,000 in 1996)                                         12,255,974          14,588,943
     Inventory (Notes 2 and 3)                                                               49,646,887          50,487,970
     Current portion dealer advances, jobber loans and notes receivable                       3,261,898           3,080,071
     Other current assets                                                                     4,097,389           3,616,966
                                                                                           ------------        ------------

             Total current assets                                                           111,509,042         123,399,979

 Property and equipment, net (Notes 2 and 4)                                                 26,276,027          22,529,182

 Intangible assets (net of accumulated amortization of $5,535,532 and
       $5,022,551 in 1997 and 1996, respectively) (Note 2)                                    4,089,611           4,602,592
 Noncurrent portion dealer advances, jobber loans and notes receivable                        9,323,042           9,713,138
 Other assets                                                                                    41,511             239,920
                                                                                           ------------        ------------

               Total assets                                                                $151,239,233        $160,484,811
                                                                                           ============        ============


                          LIABILITIES AND PARTNERS' CAPITAL

 Current liabilities:
     Note payable (Note 5)                                                                 $  8,900,000        $ 27,950,000
     Current portion of long-term debt (Note 6)                                                   -               2,500,000
     Accounts payable, trade                                                                 55,044,335          52,318,540
     Accrued expenses                                                                         4,024,656           4,307,665
     Subordinated notes payable to partners (Note 7)                                          5,269,181           3,721,688
                                                                                           ------------        ------------

             Total current liabilities                                                       73,238,172          90,797,893

 Long-term debt (Note 6)                                                                     20,000,000          17,500,000

 Commitments (Notes 5, 6, 7 and 8)

 Partners' capital                                                                           58,001,061          52,186,918
                                                                                           ------------        ------------
               Total liabilities and partners' capital                                     $151,239,233        $160,484,811
                                                                                           ============        ============


    The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                                 FOR THE YEAR          FOR THE YEAR         FOR THE YEAR
                                                              ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                                                     1997                 1996                 1995
                                                             --------------------  -------------------  -------------------

 Sales                                                             $2,110,096,359        $1,925,498,444      $1,817,324,643

 Cost of sales                                                      2,071,703,229         1,882,170,625       1,762,441,378
                                                                   --------------        --------------      --------------

             Gross profit                                              38,393,129            43,327,819          54,883,265

 Operating expenses                                                    11,589,125            12,388,140          12,088,275

 Selling, general and administrative expenses                          10,635,314            15,828,255          16,118,196
                                                                   --------------        --------------      ---------------

             Operating income                                          16,168,690            15,111,424          26,676,794

 Other income (expense):
     Interest income                                                      388,306               218,273             243,138
     Interest expense                                                  (3,271,208)           (3,548,096)         (6,198,598)
     Gain on fixed asset disposal                                         703,355            -                    -
                                                                   --------------        --------------      --------------
               Net income                                             $13,989,143           $11,781,601         $20,721,334
                                                                   ==============        ==============      ==============


    The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                                    FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                                                ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                                       1997                  1996              1995
                                                                ------------------   -----------------   -----------------

 Beginning balance                                                $     52,186,918    $     44,380,317    $    34,603,459

 Net income                                                             13,989,143          11,781,601         20,721,334

 Contributions from partners (Note 9)                                     -                   -                   530,524

 Distributions to partners                                              (8,175,000)        (3,975,000)        (11,475,000)
                                                                  ----------------   ----------------    ----------------

 Ending balance                                                   $     58,001,061    $    52,186,918    $     44,380,317
                                                                  ================   ================    ================

        The accompanying notes are an integral part of the financial statements.

                          GULF OIL LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                                                        ENDED              ENDED               ENDED
                                                                    SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                         1997               1996                1995
                                                                  -----------------   -----------------   -----------------
 Cash flows from operating activities:
     Net income                                                        $13,989,143       $  11,781,601       $  20,721,334
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation                                                      2,675,359           2,179,210           1,434,184
       Amortization                                                      2,185,530           2,090,750           2,096,066
       Changes in operating assets and liabilities:
          (Increase) decrease in margin deposits                         2,799,063          (1,431,432)          3,196,008
          (Increase) decrease in accounts receivable, trade              3,678,738          (2,161,179)        (12,098,263)
          Decrease in credit card receivables                            2,332,969           3,601,342           2,465,665
          (Increase) decrease in inventory                                 841,083          (8,767,431)         31,721,244
          Decrease (increase) in other current assets                     (480,423)            510,931              43,979
          (Increase) in dealer advances and jobber loans                (1,464,280)         (4,639,682)         (1,675,477)
          (Increase) decrease in other assets                              198,409           (221,460)          (2,338,973)
          Increase (decrease) in accounts payable, trade                 2,725,795          15,005,590            (236,306)
          Increase (decrease) in accrued expenses                        (283,009)             372,043           1,142,427
                                                                       -----------       -------------        ------------

             Net cash provided by operating activities                  29,198,377          18,320,283          46,471,888
                                                                       -----------       -------------        ------------

 Cash flows from investing activities:
     Purchase of property and equipment                                (6,422,204)          (5,447,940)         (5,970,663)
     Additions to intangible assets                                       -                    (80,250)            -
                                                                        ---------        -------------        ------------

             Net cash used in investing activities                     (6,422,204)          (5,528,190)         (5,970,663)

 Cash flows from financing activities:
     Distributions to partners                                         (8,175,000)          (3,975,000)        (11,475,000)
     Payment of subordinated notes payable                             (1,837,507)            (328,312)         (4,750,000)
     Proceeds from issuance of subordinated note payable to
          partners                                                      3,385,000            1,325,000           4,475,000
     Net payments under line of credit agreement                      (19,050,000)         (11,850,000)        (26,200,000)
     Payments of long-term debt                                           -                   (750,000)         (3,000,000)
     Proceeds from issuance of long-term debt                             -                  6,500,000            -
                                                                     -------------        ------------       -------------

             Net cash used in financing activities                     (25,677,507)         (9,078,312)        (40,950,000)

 Net increase (decrease) in cash                                        (2,901,334)           3,713,781           (448,775)
                                                                      -------------       -------------     --------------

 Cash at beginning of period                                             4,891,281            1,177,500          1,626,275
                                                                      ------------        -------------     --------------

 Cash at end of period                                                $  1,989,947        $   4,891,281     $    1,177,500
                                                                      ============        =============     ==============

 Interest paid                                                        $  3,271,694        $   3,811,126     $    6,010,990
 Noncash investing transactions:
     Contribution of property and equipment from partners
          (Note 9)                                                                                          $      530,524


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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        VALUATION OF INVENTORY, HEDGING, AND RELATED ACTIVITIES

        Inventory represents petroleum products held for resale and amounts due under exchange contracts. The Company values inventory at the lower of cost, first-in, first-out basis, or market. Revenue from sales transactions is recognized when title is passed. In order to mitigate the risk of market and price fluctuations in its inventory and purchases and sales commitments, the Company enters into futures transactions on commodity exchanges. These contracts are accounted for as hedges and, accordingly, gains and losses on open contracts are deferred and recognized in cost of sales along with the cost of the product hedged, when they are closed. Deferred unrealized losses included in inventory, hedging and related activities amounted to $969,831 and $1,822,797 at September 30, 1997 and 1996, respectively.

        Sales and cost of sales include the value of futures contracts closed. For the years ended September 30, 1997, 1996 and 1995, the value of futures contracts closed were $936,789,966, $893,430,695 and $898,752,196, respectively.


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


Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," was implemented in October 1996. This statement had no impact on the Company's fiscal 1997 results of operations or financial position.

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




                                   Continued

                          GULF OIL LIMITED PARTNERSHIP

        ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 1997, 1996 and 1995 are $1,973,054, $2,513,683
        and $1,526,481, respectively.

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

   At September 30, 1997 and 1996, there were open futures contracts required to be settled in cash. Notional contract amounts, excluding unrealized gains and losses were $47 million and $85 million, respectively. These amounts principally represent future values of contract volumes over the remaining duration of outstanding futures contracts at the respective dates.

   The Company has adopted FAS No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of notes payable, long-term debt and subordinated notes payable to partners approximate fair value because these financial instruments contain variable interest rates. The fair value of margin deposits is determined through quoted market prices.



                                    Continued

                          GULF OIL LIMITED PARTNERSHIP

4. PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:

                                                                       1997               1996
                                                                       ----               ----

          Land                                                    $  9,779,500         $  9,779,500
          Buildings                                                  2,772,657            2,772,657
          Improvements and equipment                                18,874,798           14,377,080
          Office furniture and equipment                             2,198,741            1,861,016
          Leasehold improvements                                       126,164               98,523
          Construction in progress                                   3,309,462            1,750,342
                                                                  ------------         ------------

                                                                    37,061,322           30,639,118

          Less accumulated depreciation and amortization           (10,785,295)          (8,109,936)
                                                                  ------------         ------------

                                                                  $ 26,276,027         $ 22,529,182
                                                                  ============         ============

  5.   COMMITMENTS AND CONTINGENT LIABILITIES:

       The Company has available a demand line of credit agreement with two banks which provide for a combination of loans and letters of credit aggregating $100,000,000 at September 30, 1997. Certain assets of the Company are pledged as collateral under this agreement. At September 30, 1997 and 1996 the Company had outstanding letters of credit of approximately $24,117,000 and $30,548,000, respectively. Interest is payable monthly on the aggregate outstanding principal at the bank's base rate plus 1/2%. At September 30, 1997 and 1996 borrowings outstanding under this agreement were $8,900,000 and $27,950,000, respectively, and the interest rate was 9.00% and 8.75%, respectively.

       CFI has agreed to indemnify the Company for any costs or liabilities arising from the remediation and clean-up of certain terminals for conditions existing on or prior to December 30, 1993. The level of future expenditures for environmental remediation is not estimable at this time.



  6.   LONG-TERM DEBT:

       Long-term debt consists of the following:

                                                1997                 1996
                                                ----                 ----

         Term loan                          $20,000,000           $20,000,000

         Less current portion                     -                (2,500,000)
                                            -----------           -----------

                                            $20,000,000           $17,500,000
                                            ===========           ===========




                                  (Continued)

                          GULF OIL LIMITED PARTNERSHIP

   The Company maintains a term loan agreement with a bank in the aggregate amount of $20,000,000. Certain assets of the Company are pledged as collateral under this agreement. During 1997 the Company amended this term loan agreement such that the entire loan matures and is payable on March 31, 1999. Interest is payable quarterly on the aggregate outstanding principal balance at the bank's base rate plus 1% or the LIBOR rate plus 3%. At September 30, 1997 and 1996 the interest rate was 8.719% and 8.531%, respectively.

   The credit agreement contains financial covenants that include requirements to maintain certain financial ratios and minimum working capital requirements. The Company is in compliance with all covenants at September 30, 1997 and 1996.

   On October 31, 1997, subsequent to year end, the Company entered into and subsequently drew down a $20,000,000 revolving credit agreement. The credit facility matures and full payment is due on March 31, 1999. The facility is cross collateralized with the line of credit (See note 5). The funds received from the revolving credit agreement may be used to support general partnership purposes and capital expenditures.


7. RELATED PARTIES:

   Under the provisions of the agreement of Limited Partnership, CMC is entitled to a fee for providing certain management and administrative services to the Company. Included in the statement of operations for the years ended September 30, 1997, 1996 and 1995 is a fee for such services of $706,000, $825,000, and $850,000, respectively.

   During 1997, 1996 and 1995 the Company sold petroleum products to Gibbs Oil Company Limited Partnership ("Gibbs"), a related entity. Total sales for the years ended September 30, 1997, 1996, and 1995 were approximately $53,000,000, $54,000,000 and $23,000,000, respectively. The amounts due from
   Gibbs at September 30, 1997 and 1996 were approximately $3,370,000 and $2,100,000, respectively.

   During 1997, 1996 and 1995, the Company sold petroleum products to CFI, and utilized miscellaneous trucking and administrative services provided by CFI. Total sales to CFI for the years ended September 30, 1997, 1996, 1995 were approximately $409,000,000, $373,000,000, and $348,000,000, respectively. At
   September 30, 1997 and 1996, there was approximately $8,200,000 and $8,100,000 respectively, in trade accounts receivable due from CFI. Total expenditures for trucking and administrative services for the years ended September 30, 1997, 1996 and 1995 were approximately $3,300,000, $3,400,000 and $3,600,000 respectively. At September 30, 1997 and 1996, there was approximately $232,000 and $796,000 respectively, due to CFI.



                                  (Continued)

                          GULF OIL LIMITED PARTNERSHIP

   Under the terms of a Supply Agreement with CFI, the Company is entitled to reimbursement for certain costs. The amount is calculated by determining whether the Company exceeds target earnings (as defined in the Supply Agreement) in any calendar year and the quantity of product purchased by CFI. After January 1, 1999, the Company is no longer eligible for these reimbursements. For the year ended September 30, 1997, the selling, general and administrative expenses have been reduced by $4,090,000 as a result of these reimbursements. Of this amount, $2,596,000 has been paid by CFI and $1,494,000 is included in accounts receivable at September 30, 1997.

   During 1997, 1996 and 1995, the Company sold petroleum products to New England Petroleum Limited Partnership ("NEP"), a related entity. Total sales for the years ended September 30, 1997, 1996 and 1995, were approximately $10,000,000 $7,300,000 and $3,600,000, respectively. The amount due from NEP at September 30, 1997 and 1996 was approximately $201,000 and $150,000, respectively.

   Subordinated notes payable to partners in the accompanying financial statements consist of amounts owed to certain partners and CMC. These amounts are subordinate to the demand line of credit and the term loan agreement (the "credit agreements"). No payment of interest or principal shall be paid on the subordinated notes if such payment would cause an event of default or noncompliance under the "credit agreements." Interest is calculated at the prime rate in effect from time to time plus 2%. The effective rate at September 30, 1997 and 1996 on these notes was 10.50% and 10.25%, respectively. These notes are payable on demand.

8. LEASE COMMITMENTS:

   In April 1994, the Company leased new office space under an operating lease arrangement for a period of five years with an option on an additional five years. Rent expense for the years ended September 30, 1997, 1996 and 1995 totaled $515,906, $505,825, and $471,330, respectively.

   At September 30, 1997, long-term lease commitments were as follows:

                                                        OPERATING LEASES
                                                        ----------------

        1998                                              $   463,225
        1999                                                  311,048
        2000                                                   98,000
        2001                                                   98,000
        2002                                                   58,583
        Thereafter                                            224,583
                                                          -----------
        Total                                             $ 1,253,439
                                                          ===========

9. SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:



                                  (Continued)

                          GULF OIL LIMITED PARTNERSHIP

    During the year ended September 30, 1995, CFI contributed property and equipment with a net book value of $530,524.

10. DEFERRED COMPENSATION ARRANGEMENTS:

    The Company has a defined contribution pension plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("Plan"). Eligible for the Plan are all employees who have worked at the Company for a period of at least one year and have achieved age twenty one. The Company's contribution to the Plan is discretionary. During the years ended September 30, 1997, 1996 and 1995, the Company made a matching contribution to the Plan of approximately $135,000, $160,000 and $120,000, respectively.

                             CUMBERLAND FARMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                 ------------additions-------------
                                                  BEGINNING      CHARGED TO          CHARGED TO                     ENDING
DESCRIPTION                                       BALANCE        COSTS & EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   BALANCE
-----------                                       -------        ----------------    --------------   ----------   -------
Year ended September 30, 1997
  Reserves deducted from asset accounts:
    Allowance for Accounts and Notes Receivable   $1,591,000       $   97,000                        $  179,000    $1,509,000
    Environmental reserve                          6,526,000        3,450,000                         2,786,000     7,190,000

Year ended September 30, 1996
  Reserves deducted from asset accounts:
    Allowance for Accounts and Notes Receivable    1,614,000          136,000                           159,000     1,591,000
    Environmental reserve                          7,408,000        2,068,000                         2,950,000     6,526,000

Year ended September 30, 1995
  Reserves deducted from asset accounts:
    Allowance for Accounts and Notes Receivable    1,210,000          756,000                           352,000     1,614,000
    Environmental reserve                          6,151,000        2,467,000                         1,210,000     7,408,000


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
of Gulf Oil Limited Partnership:

In connection with our audit of the balance sheets of Gulf Oil Limited Partnership as of September 30, 1997 and 1996, and the related statement of operations, changes in partners' capital and cash flows for the years ended September 30, 1997, 1996 and 1995, we have also audited the accompanying "Schedule III - Valuation and Qualifying Accounts."

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
December 10, 1997

                          GULF OIL LIMITED PARTNERSHIP


                SCHEDULE III - VALUATION AND QUALIFYING ACCOUNTS

                                                                Balance at         Charged to   Charged to                 Balance
                                                                Beginning           Costs and      Other                    End of
                                                                of Period           Expenses     Accounts   Deductions      Period
                                                                ----------         ----------   ----------  ----------     -------

Year Ended September 30, 1997
-----------------------------

Allowance for doubtful accounts - accounts receivable, trade      $1,500,000        $163,583                 $413,583     $1,250,000

Allowance for doubtful accounts - credit card receivables         $1,935,000        $696,000                 $761,000     $1,870,000



Year Ended September 30, 1996
-----------------------------

Allowance for doubtful accounts - accounts receivable, trade      $1,500,000        $227,986                 $227,986     $1,500,000

Allowance for doubtful accounts - credit card receivables         $1,780,000        $960,000                 $805,000     $1,935,000



Year Ended September 30, 1995
-----------------------------

Allowance for doubtful accounts - accounts receivable, trade        $550,000        $945,240                  ($4,760)    $1,500,000

Allowance for doubtful accounts - credit card receivables         $1,492,631      $1,000,000                 $712,631     $1,780,000


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 22nd day of December, 1997.

                                   CUMBERLAND FARMS, INC.



                                   By: /s/ Lily H. Bentas
                                   ---------------------------------------------
                                   Name:  Lily H. Bentas
                                   Title: President, Chairperson of the Board of
                                          Directors and Chief Executive Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates set forth opposite their names.


NAME:                                                              DATE:
-----                                                              -----

By: /s/ Lily H. Bentas                                            12/22/97
---------------------------------------------------               --------------
Name:   Lily H. Bentas
Title:  President, Chairperson of the
        Board and Chief Executive Officer



By: /s/ Kevin P. Johnson                                          12/22/97
---------------------------------------------------               --------------
Name:   Kevin P. Johnson
Title:  Vice president and Corporate Controller



By: /s/ Arthur G. Koumantzelis                                    12/22/97
---------------------------------------------------               --------------
Name:   Arthur G. Koumantzelis
Title:  Senior Vice President and
        Chief Financial Officer



By: /s/ John E. Burke                                             12/22/97
---------------------------------------------------               --------------
Name:   John E. Burke
Title:  Director

By: /s/ Paul E. Hand                                              12/22/97
---------------------------------------------------               --------------
Name:   Dr. Paul Hand
Title:  Director



By: /s/ Byron Haseotes                                            12/22/97
---------------------------------------------------               --------------
Name:   Byron Haseotes
Title:  Director




---------------------------------------------------               --------------
Name:   Demetrios B. Haseotes
Title:  Director




---------------------------------------------------               --------------
Name:   George Haseotes
Title:  Director



By: /s/ James C. Mcdermott                                        12/22/97
---------------------------------------------------               --------------
Name:   James C. McDermott
Title:  Director



By: /s/ Dr. Geoffrey Pottow                                       12/22/97
---------------------------------------------------               --------------
Name:   Dr. Geoffrey Pottow
Title:  Director



By: /s/ Kenneth T. Koehler                                        12/22/97
---------------------------------------------------               --------------
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

     (a)  The following exhibits are filed herewith:


     Exhibit                                      Item                                                Exhibit
     -------                                      ----                                                -------
      No.
      ---

       2           Third Amended and Restated Plan of Reorganization, dated             Filed as Exhibit 2*
                   as of July 1, 1993, of the Registrant, as amended by
                   Omnibus Amended and Restated Modification of Third
                   Amended and Restated Plan of Reorganization dated as of
                   October 15, 1993

       3.1         Certificate of Incorporation of the Registrant, filed with the       Filed as Exhibit 3.1*
                   Secretary of State of Delaware on September 14, 1984, as
                   amended

       3.2         Bylaws of the Registrant                                             Filed as Exhibit 3.2*

       4.1A        Indenture, dated as of October 1, 1993, between the                  Filed as Exhibit 4.1A*
                   Registrant and State Street Bank & Trust Company, as
                   Trustee (Class 11A 10.5% Secured Notes due 2003)

       4.1B        Supplemental Indenture, dated as of October 1, 1993, Filed as
                   Exhibit 4.1B* between the Registrant and State Street Bank &
                   Trust Company, as Trustee (Class 11A 10.5% Secured Notes due
                   2003)

       4.1C        Supplemental Indenture, dated as of March 1, 1994, between
                   Filed as Exhibit 4.1C* the Registrant and State Street Bank &
                   Trust Company, as Trustee (Class 11A 10.5% Secured Notes due
                   2003)

       4.2A        Indenture, dated as of October 1, 1993, between the                  Filed as Exhibit 4.2A*
                   Registrant and State Street Bank & Trust Company, as
                   Trustee (Class 11F 10.5% Secured Notes due 2003)

       4.2B        Supplemental Indenture, dated as of January 3, 1995, Filed as
                   Exhibit 4.2B* between the Registrant and State Street Bank &
                   Trust Company, as Trustee (Class 11F 10.5% Secured Notes due
                   2003)

       4.2C Supplemental Indenture, dated as of January 11, 1995, Filed as Exhibit 4.2C* between the Registrant and State Street Bank
                   & Trust Company, as Trustee (Class 11F 10.5% Secured Notes due 2003)

       4.2D        Supplemental Indenture, dated as of April 1, 1995, between
                   Filed as Exhibit 4.2D* the Registrant and State Street Bank &
                   Trust Company, as Trustee (Class 11F 10.5% Secured Notes due
                   2003)



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

       4.3C Supplemental Indenture, dated as of January 11, 1995, Filed as Exhibit 4.3C* between the Registrant and State Street Bank
                   & Trust Company, as Trustee (Class 11G 9.75% Secured Notes due 2003)

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

       5           Opinion of Sullivan & Worcester with respect to the legality         Filed as Exhibit 5**
                   of the Notes and the status of the Notes as binding obligations of the Registrant

     10.1          Registration Rights Agreement, dated December 29, 1993               Filed as Exhibit 10.1*
                   between the Registrant and the Securityholders named therein with respect to the Class 11A 10.5% Secured Notes due 2003


     10.2          Registration Rights Agreement, dated December 29, 1993               Filed as Exhibit 10.2*
                   between the Registrant and the Securityholders named therein with respect to the Class 11F 10.5% Secured Notes due 2003


     10.3          Registration Rights Agreement, dated December 29, 1993               Filed as Exhibit 10.3*
                   between the Registrant and the Securityholders named therein with respect to the Class 11G 9.75% Secured Notes due 2003


     10.4A         Joint Venture Agreement, dated June 30, 1993, among the              Filed as Exhibit 10.4A*
                   Registrant, Catamount Petroleum Limited Partnership and
                   Catamount Management Corporation

     10.4B         Amendment of Joint Venture Agreement, dated as of                    Filed as Exhibit 10.4B*
                   December 29, 1993, among the Registrant, Catamount
                   Petroleum Limited Partnership and Catamount Management
                   Corporation

     10.5          Second Amended and Restated Agreement of Limited                     Filed as Exhibit 10.5**
                   Partnership, dated December 29, 1993, of Gulf Oil L.P.

     10.6          Supply Agreement, dated December 29, 1993, between the               Filed as Exhibit 10.6**
                   Registrant and Gulf Oil L.P.

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

     10.8          Amended and Restated Credit Agreement, dated December                Filed as Exhibit 10.8*
                   29, 1993, between the Registrant and Chevron U.S.A. Inc.

     10.9          Indenture, dated as of December 29, 1993, between the                Filed as Exhibit 10.9*
                   Registrant and Shawmut Bank, N.A. as trustee

     10.10         Amended, Restated and Consolidated Loan Agreement, dated             Filed as Exhibit 10.10*
                   as of December 30, 1993, between the Registrant and Merrill
                   Lynch, Pierce, Fenner & Smith, Inc.

     10.11         Loan Agreement, dated as of December 30, 1993, between               Filed as Exhibit 10.11*
                   the Registrant and First Fidelity Bank, N.A.

     10.12         Note Modification Agreement, dated as of December 30,                Filed as Exhibit 10.12*
                   1993, between the Registrant and Metropolitan Life Insurance


     10.13         Employment Agreement between the Registrant and Lily H.              Filed as Exhibit 10.13*
                   Bentas

     10.14         Indemnity Agreements between the Registrant and the                  Filed as Exhibit 10.14*
                   independent directors of the Registrant

      10.15        Loan and Security Agreement, dated as of June 14, 1996, by           Filed as Exhibit 10***
                   and between the Registrant and Transamerica Business Credit
                   Corporation

      10.16        Employment Agreement, dated November 3, 1997, between                Filed as Exhibit 10.16
                   the Company and Lily H. Bentas

      10.17        Employment Agreement, dated November 3, 1997, between                Filed as Exhibit 10.17
                   the Company and Harry J. Brenner

      10.18        Employment Agreement, dated November 3, 1997, between                Filed as Exhibit 10.18
                   the Company and Mark G. Howard

      12           Statement re computation of ratios                                   Filed as Exhibit 12

      27           Financial Data Schedule                                              Filed as Exhibit 27
======================================================================================================================