Form 10-K/A
period 1997-09-30
CUMBERLAND FARMS INC
filed 1997-12-30
CIK 914761

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                                (AMENDMENT NO.1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

MARK ONE)
[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FILED DECEMBER 29, 1997)


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

                                                                      YEARS ENDED SEPTEMBER 30,               % INCREASE (DECREASE)
                                                                1997            1996            1995             1997       1996
                                                             ------------------------------------------       ---------------------
                                                                        In Thousands
INCOME

  Retail Revenues                                            $1,149,987      $1,101,076      $1,059,011           4.4%        4.0%
  Other Income                                                   19,361          20,433          21,378          (5.2)%      (4.4)%
                                                             ----------      ----------      ----------         -----       -----
    Total                                                    $1,169,348      $1,121,509      $1,080,389           4.3%        3.8%

  Equity in earnings of Gulf Oil, L.P                             7,677           7,855          13,612          (2.3)%     (42.3)%
  Gains On sales of property and equipment                        8,782          11,372           9,673         (22.8)%      17.6%
                                                             ----------      ----------      ----------         -----       -----
    Total                                                     1,185,807       1,140,736       1,103,674           4.0%        3.4%

Wholesale revenues                                              299,298         274,635         240,835           9.0%       14.0%
                                                             ----------      ----------      ----------         -----       -----
Total income                                                  1,485,105       1,415,371       1,344,509           4.9%        5.3%
                                                             ----------      ----------      ----------         -----       -----
Costs and expenses
   Cost of sales                                              1,181,426       1,102,582       1,027,162           7.1%        7.3%
   Operating expenses                                           247,926         247,447         242,131           0.2%        2.2%
   Depreciation and amortization                                 22,299          18,703          17,541          19.2%        6.6%
                                                             ----------      ----------      ----------         -----       -----
    Total                                                     1,451,651       1,368,732       1,286,834           6.1%        6.4%
                                                             ----------      ----------      ----------         -----       -----

Operating income                                             $   33,454      $   46,639      $   57,675         (28.3)%     (19.1)%
                                                             ==========      ==========      ==========         =====       =====


OTHER OPERATING DATA

Merchandise gross profit                                     $  152,308      $  151,404      $  147,925           0.6%        2.4%

Merchandise gross profit as a percentage of sales                  29.8%           30.5%           29.9%

Gasoline gallons sold                                           501,050         493,623         470,576           1.5%        4.9%
Gasoline gross profit                                        $   58,470      $   63,947      $   65,737          (8.6)%      (2.7)%
Gasoline gross profit
  cents per gallon                                                 11.7            13.0            14.0         (10.0)%      (7.1)%

Operating income before depreciation and amortization
  as a percentage of total revenues                                 3.7%            4.6%            5.6%

Operating income as a percentage of total revenues                  2.2%            3.3%            4.3%

Comparable average store and station data:

  Merchandise sales growth                                          3.0%            0.5%            3.5%
  Gasoline gallons sold                                             1.5%            4.9%           10.3%


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on the 29th day of December, 1997.

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


NAME:                                                              DATE:
-----                                                              -----

By: /s/ Lily H. Bentas                                            12/29/97
---------------------------------------------------               --------------
Name:   Lily H. Bentas
Title:  President, Chairperson of the
        Board and Chief Executive Officer



By: /s/ Kevin P. Johnson                                          12/29/97
---------------------------------------------------               --------------
Name:   Kevin P. Johnson
Title:  Vice president and Corporate Controller



By: /s/ Arthur G. Koumantzelis                                    12/29/97
---------------------------------------------------               --------------
Name:   Arthur G. Koumantzelis
Title:  Senior Vice President and
        Chief Financial Officer



By: /s/ John E. Burke                                             12/29/97
---------------------------------------------------               --------------
Name:   John E. Burke
Title:  Director

By: /s/ Paul E. Hand                                              12/29/97
---------------------------------------------------               --------------
Name:   Dr. Paul Hand
Title:  Director



By: /s/ Byron Haseotes                                            12/29/97
---------------------------------------------------               --------------
Name:   Byron Haseotes
Title:  Director




---------------------------------------------------               --------------
Name:   Demetrios B. Haseotes
Title:  Director




---------------------------------------------------               --------------
Name:   George Haseotes
Title:  Director



By: /s/ James C. Mcdermott                                        12/29/97
---------------------------------------------------               --------------
Name:   James C. McDermott
Title:  Director



By: /s/ Dr. Geoffrey Pottow                                       12/29/97
---------------------------------------------------               --------------
Name:   Dr. Geoffrey Pottow
Title:  Director



By: /s/ Kenneth T. Koehler                                        12/29/97
---------------------------------------------------               --------------
Name:   Kenneth T. Koehler
Title:  Director